Form 10QSB
period 1995-06-30
FARMERS NATIONAL BANCORP INC /DE/
filed 1995-10-11
CIK 700946

FORM 10-QSB
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended - June 30, 1995

     OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______ to _________


                      Commission file number  -  0-10782

                         FARMERS NATIONAL BANCORP, INC.
       (Exact name of registrant as specified in its charter)

        Delaware                                          36-3156490
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                  121 West First Street, Geneseo, Illinois  61254
                    (Address of principal executive offices)

   Registrant's telephone number, including area code   -  (309)  944-5361

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES - (X)   NO - ( )

   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   State the number of shares outstanding of each of the issuer's classes
   of common  equity, as of the latest practicable date:      309,918
   shares as of June 30, 1995.

   Transitional Small Business Disclosure format:     YES - ( )   NO - (X)


 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         Unaudited Audited
                                                           -In Thousands-
                                                          6-30-95 12-31-94
 ASSETS
 Cash and due from banks                                   $5,101   $6,375
 Interest-bearing deposits in other banks                      47       39
 Federal funds sold                                           690    9,675
 Investment Securities:
   Held-to-maturity (approximate market                    34,048   31,874
     value of $34,490,371 at June 30, 1995
     and $31,698,935 at December 31, 1994)
   Available-for-sale                                      43,186   39,382
                                                         ------------------
     Total investment securities                           77,234   71,256
                                                         ------------------
 Loans                                                     91,884   86,699
 Less:  Allowance for loan losses                           2,297    2,288
   Unearned income                                            174      198
                                                         ------------------
     Net Loans                                             89,413   84,213
                                                         ------------------
 Premises and equipment                                     1,999    2,024
 Accrued interest receivable                                2,044    1,938
 Intangible assets                                            367      421
 Other assets                                                 406      906
                                                         ------------------
   TOTAL ASSETS                                          $177,301 $176,847
                                                         ==================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Noninterest-bearing demand                             $12,646  $12,683
   Interest-bearing                                       138,881  140,240
                                                         ------------------
     Total deposits                                       151,527  152,923
                                                         ------------------
 Federal funds purchased                                        0        0
 Securities sold under agreements to repurchase               225    1,129
 Note Payable                                               1,000        0
 Advances from FHLB                                         9,000    6,500
 Other liabilities                                          1,727    1,646
                                                         ------------------
   Total liabilities                                      163,479  162,198
                                                         ------------------
 Contingencies and commitments
 STOCKHOLDERS' EQUITY
 Common Stock; $5 par value; authorized 600,000
   shares;  issued 375,000 shares                           1,875    1,875
 Additional paid-in capital                                 1,635    1,635
 Retained earnings                                         13,987   13,148
 Net unrealized gains (losses) on available-
   for-sale securities                                        (75)  (1,303)
                                                         ------------------
                                                           17,422   15,355
 Less: Treasury stock, at cost, 65,082 shares
   at June 30, 1995; 18,776 shares at
   December 31, 1994                                        3,600      706
                                                         ------------------
   Total stockholders' equity                              13,822   14,649
                                                         ------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $177,301 $176,847
                                                         ==================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  -Unaudited-


                                                  -In Thousands-
                                       Quarter Ended      Six months ended
                                      6-30-95  6-30-94    6-30-95  6-30-94
 Interest income:
   Interest and fees on loans           1,982   $1,734     $3,896   $3,415
   Interest and dividends on
     investment securities:
     Taxable                              949      842      1,863    1,663
     Nontaxable                           287      218        569      431
   Interest on interest-bearing
     deposits                               0        0          1        0
   Other interest income                   29       36         92       64
                                      -------------------------------------
     Total interest income              3,247    2,830      6,421    5,573
                                      -------------------------------------
 Interest expense:
   Interest on deposits                $1,579    1,230     $3,078    2,440
   Interest on federal funds
     purchased                              5        1          5        1
   Interest on securities sold under
     agreements to repurchase               3        0          8        1
   Interest on advances from FHLB         125       82        228      156
   Interest on other borrowings             9        0          9        0
                                      -------------------------------------
     Total interest expense             1,721    1,313      3,328    2,598
                                      -------------------------------------
 Net interest income                    1,526    1,517      3,093    2,975
 Provision for loan losses                  0        0          0        0
                                      -------------------------------------
 Net interest income after provision
   for loan losses                      1,526    1,517      3,093    2,975
                                      -------------------------------------
 Other income:
   Investment security gains               17       29         20      105
   Other                                  237      265        457      518
     Total other income                   254      294        477      623
                                      -------------------------------------
 Income before operating expenses       1,780    1,811      3,570    3,598
                                      -------------------------------------
 Operating expenses:
   Salaries and employee benefits         510      510        984    1,015
   Net occupancy expense                  176      163          0      322
   Exam, legal and audit fees              27       30          0       60
   FDIC insurance premiums                 85       81        170      163
   Environmental expense                   37        0        220        0
   Premium amortization                    27       27         54       54
   Other operating expenses               209      190        818      378
                                      -------------------------------------
     Total operating expenses           1,071    1,001      2,246    1,992
                                      -------------------------------------
 Income before income tax expense         709      810      1,324    1,606
 Applicable tax expense                   152      212        273      423
                                      -------------------------------------
 Net income                              $557     $598     $1,051   $1,183
                                      =====================================



 Per common share
   Net income                           $1.70    $1.66      $3.09    $3.28
                                      =====================================
   Dividends declared                   $0.32    $0.32      $0.64    $0.64
                                      =====================================
   Weighted average common
     shares outstanding               324,848  359,052    340,501  360,187
                                      =====================================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -Unaudited-


                                                          -In Thousands-
                                                           Quarter ended
                                                          6-30-95  6-30-94
 Cash flows from operating activities:
   Net income                                              $1,051   $1,183
   Adjustment to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                             176      158
     Provision for possible loan losses                         0        0
     Amortization of deposit premium                           54       54
     Amortization/accretion of investment
       securities, net                                          7      144
     Investment securities (gains)                            (20)    (105)
     (Increase) Decrease in accrued interest receivable      (107)      22
     (Increase) decrease in other assets                     (161)      12
     Increase in accrued interest payable                     162        2
     Increase in other liabilities                            130      219
                                                         ------------------
       Net cash provided by operating activities            1,292    1,689
                                                         ------------------
 Cash flows from investing activities:
   (Increase) decrease in federal funds sold                8,985   (1,200)
   (Increase) in interest-bearing deposits
     in other banks                                            (7)      (2)
   Proceeds from sales, maturities and principal
     repayments of investment securities:
     Held to Maturity                                         888    5,979
     Available for sale                                       912    9,386
   Purchases of investment securities:
     Held to Maturity                                      (3,070)  (5,037)
     Available for sale                                    (2,804)  (5,999)
   Net (increase) in loans                                 (5,200)  (3,857)
   Purchase of premises on equipment                         (152)    (211)
                                                         ------------------
     Net cash provided by (used in)
       investing activities                                  (448)    (941)
                                                         ------------------
 Cash flows from financing activities:
   Net (decrease) in deposit accounts                      (1,396)  (1,005)
   Increase (Decrease) in securities sold
     with agreements to repurchase                           (904)    (138)
   Increase in note payable                                 1,000        0
   Increase in advances from FHLB                           2,500        0
   Dividends paid                                            (424)    (405)
   Increase in purchase Treasury Stock                     (2,894)    (198)
                                                         ------------------
     Net cash provided by (used in)
       financing activities                                (2,118)  (1,746)
                                                         ------------------

 Net (decrease) in cash and due from banks                 (1,274)    (998)
 Cash and due from banks, beginning of year                 6,375    5,896
                                                         ------------------
 Cash and due from banks, end of period                    $5,101   $4,898
                                                         ==================

 Supplemental schedule of non cash investing
   and financing activities:
   Securities available for sale adjustment, net              (75)    (433)
                                                         ==================

 Summary of Significant Accounting Policies

   The Consolidated Statements of Condition of Farmers National Bancorp, Inc. and subsidiaries, at December 31, 1994, have been taken from audited financial statements at that date. All other consolidated financial statements contained herein have been prepared by the management of the Company and are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements presented herein contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company at June 30, 1995 and the results of its operations and statement of cash flows for the periods presented herein on a consistent basis with that of prior periods.

 Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

   (1) Material Changes in Financial Condition

   During the first six months of 1995, the Company experienced an 8% increase in investment securities and an 6% increase in loans. Investment securities increased as a result of more favorable rates compared to federal funds rates. The loan increases result from increased demand, especially in residential real estate loans and agricultural loans. Funding for these increases in earning assets came from reduction in federal funds sold.

   Deposits decreased approximately 1% during the period. New fixed rate advances from the Federal Home Loan Bank in the amount of $2,500,000 were funded during the period with maturities ranging from 1-2 years.

   In May, the Company purchased a block of its own common stock from Howe-Barnes Investments, Inc., who makes a market in the Company's stock. The purchase amounted to approximately 12% of the Company's
   outstanding stock.   The transaction was funded primarily from a
   dividend from the subsidiary bank and a $1,000,000 unsecured loan from a correspondent bank that matures in one year.

   Equity decreased during the period due to the stock repurchase, and in spite of earnings of over $1,000,000 and reductions in unrealized losses of securities of approximately $1,200,000. This reduction is consistent with the Company's strategic plan to employ excess capital in a manner that will enhance shareholder value. As a result of the transaction, earnings per share, for example, has increased approximately 7%.

   There were no other significant changes or trends which occurred during the period.

   Under Federal Reserve regulations the company is required to maintain risk-based capital of at least 8.0%. At June 30, 1995 the Company's risk-based capital ratio was 15.69%. The Company's core or leverage capital is well above the required minimums.

   The liquidity of the bank remains strong. In addition to maintaining sufficient liquid assets to meet expecting funding needs during the next 90 days, about 30% of the total assets of the bank are available sources of liquidity to meet unexpected funding needs, should they arise. In addition, investment securities held-to-maturity and available-for-sale include unrealized gains of $1,465,491 and unrealized losses of $895,482.

   (2) Material Changes In the Results of Operations

   Earnings for the second quarter and first six months were each lower than the same periods in 1994. However, environmental expenses, which consist of legal and engineering fees and the costs of testing bank properties for environmental damage, totaled $37,000 during the second quarter and $220,000 during the first six months. Adjusting for those expenses, net of taxes, the Company actually increased net income slightly compared to the first six months of 1995. Earnings per share, after the same adjustments, show a 7% increase for both the quarter and six months.

   Net interest income has increased slightly this year due to better margins and increased lending. Other noninterest income was reduced primarily as a result of security gains being taken in 1994 but not this year. Noninterest expenses, net of environmental, were increased slightly.

   (3) Other Items

   As previously disclosed, since 1994 the Company has incurred legal and engineering fees, and performed various site investigations on bank properties to determine if any of the properties contain environmental damage or a potential for environmental damage liability. As a result of these investigations, the Company has notified the Illinois Environmental Protection Agency (IEPA) that there has been a release on a bank-owned vacant lot that appears to be both gasoline and coal tar. In April 1995 the company applied for and was admitted to the state's voluntary remediation program in order to perform additional site investigation and possible remediation of both the gasoline and coal tar contamination at the site with oversight by the IEPA. The quantity of the release has not been determined at this time. In addition, investigation into the potential for remediation by predecessor owners or insurers is under way. The Company is working with the IEPA, as well as its own engineers and attorneys, to determine the nature and scope of this environmental problem, to ascertain the need for a remediation program and to consider the costs and allocations of responsibility with respect to any expenses incurred under a remediation program. Because of insufficient information, no conclusions have been reached at this time by the Company, its attorneys, or engineers, about a plan of remediation and the costs that maybe associated with such a remediation. While there can be no assurance of the probability of future events, it is reasonably likely that conclusions regarding the possibility of required or desired remediation will be reached in 1995 which may significantly affect the results of operations in that year.



 PART II.  OTHER INFORMATION

 Item 1.
   Legal Proceedings

   None to report.

 Item 2.
   Changes in Securities

   None to report.

 Item 3.
   Defaults Upon Senior Securities

 Item 4.
   Submission of Matters to a Vote of Security Holders.

   None to report.

 Item 5.
   Other Information

   None to report.

 Item 6.
   Exhibits and Reports on Form 8-K

   On July 17, 1995 the Company reported a change in independent accountants on Form 8-K. There were no accounting disagreements with the former accountants.


 Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FARMERS NATIONAL BANCORP, INC.


   Dated:  July 27, 1995 _______________________________

                         Gaylon E. Martin, President





   Dated:  July 27, 1995 _______________________________

                         Wayne A. Hulting, Controller