Form 10KSB
period 1995-12-31
FARMERS NATIONAL BANCORP INC /DE/
filed 1996-03-20
CIK 700946

FORM 10-KSB
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

 (Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FEE REQUIRED
                  For the fiscal year ended December 31, 1995

 -OR-

 (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 - NO FEE REQUIRED
                  For the transition period from           to


                     Commission file number  0-10782

                      FARMERS NATIONAL BANCORP, INC.
        -----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Delaware                           36-3156490
        ------------------------------          -------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)

               121 West First Street, Geneseo, Illinois  61254
            ------------------------------------------------------
            (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code   -  (309)  944-5361

 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered
        -------------------                     ------------------------
               None                                      None

 Securities registered pursuant to section 12(g) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered
        -------------------                     ------------------------
        Common Stock - Par value $5                      None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) - Yes ( ) - No

 Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
 10-KSB or any amendment to this Form 10-KSB.        X

 State issuer's revenues for the most recent fiscal year.   $14,016,029

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a
 specified date within the past 60 days.   (see definition of affiliate in
 Rule 405, 17 CFR 230.405).   $13,322,870 as of March 1, 1996.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 308,034 shares as of March 1, 1996.

 DOCUMENTS INCORPORATED BY REFERENCE
 If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement ;
 and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                  Annual report to stockholders for fiscal year ended December 31, 1995, Parts I, II, and III.
                       (filed by mail on February 20, 1996)

                      Proxy statement to stockholders dated
                          February 15, 1996, Part III.
                   (filed electronically on February 20, 1996)

 Transitional Small Business Disclosure format    ( ) - Yes   (X) - No

 FARMERS NATIONAL BANCORP, INC.

 TABLE OF CONTENTS


 Part I
 Item 1.          Description of Business                            4 - 16
 Item 2.          Description of Property                                16
 Item 3.          Legal Proceedings                                      17
 Item 4.          Submission of Matters to a Vote of Security
                    Holders                                              17

 Part II
 Item 5.          Market for Common Equity and Related
                  Stockholder Matters                               17 - 18
 Item 6.          Management's Discussion and Analysis or
                    Plan of Operation                                    18
 Item 7.          Financial Statements                                   18
 Item 8.          Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure               18

 Part III
 Item 9.          Directors, Executive Officers, Promoters and
                  Control Persons;  compliance with Section 16(a)
                  of the Exchange Act                               18 - 19

 Item 10.         Executive Compensation                                 19
 Item 11.         Security Ownership of Certain Beneficial Owners
                  and Management                                         19
 Item 12.         Certain Relationships and Related Transactions         19
 Item 13.         Exhibits, Lists and Reports on Form 8-K           19 - 21
                  Independent Auditor's Report for 1994 and 1993         22
 Signatures                                                         23 - 24

 PART I.

 Item 1.  Description of Business

 Farmers National Bancorp, Inc. ("The Company") is a One-Bank Holding Company organized as such in October, 1981 to acquire and manage financial subsidiaries as permitted by law. In 1982 The Company acquired all of the common stock of The Farmers National Bank of Geneseo (the
 Bank). The bank's main office is located in Geneseo, Illinois, where approximately 80% of the Bank's deposits and loans are generated. The Bank's full-service brokerage department, trust department, and computer operations are all headquartered in the main Bank. The Bank also maintains full service branches in Atkinson, Woodhull, and Silvis Illinois. Atkinson is approximately 8 miles from Geneseo and Woodhull is approximately 26 miles from Geneseo. Both of these branches were formerly independent banks in those communities which now operate in the former bank buildings, providing very similar if not expanded banking services to those communities. The full-service branch in the Hy-Vee Food Store in Silvis, Illinois, opened in January, 1992. The Silvis branch is approximately 20 miles from Geneseo. All facilities are located in Henry County, Illinois except for the Silvis facility, which is located in Rock Island County, Illinois. The Company has no other subsidiaries or operations other than the Bank.

 The Bank is the largest bank in Henry County as measured by total assets or deposits. The Bank offers a complete banking and trust service to the retail, commercial, and agricultural area which it serves. Departments include demand and time deposits, installment, mortgage and commercial loans, investment, brokerage, and trust services. The Bank also is a member of the Cirrus/Shazam Automated teller machine (ATM) network which enables customers access to their accounts at ATM's worldwide. The Bank has ATM's at each of its banking locations, and one at a local supermarket.

 There are two other commercial banks and a savings & loan branch in Geneseo, a branch of a commercial bank in Woodhull, and a commercial bank and several bank, savings & loan and credit union branches in Silvis, all of which compete directly with the bank. There are no other commercial banks or bank facilities located in Atkinson. There are, however, at least 50 main offices or branches of banks, savings & loans, and credit unions located within a 10 mile radius of the bank and its branches, which includes the Quad-Cities (Moline and Rock Island, Illinois; Davenport and Bettendorf, Iowa), with a population in excess of 400,000, that provide intense direct competition with the Bank. There is also significant competition for financial services in the area from other financial services providers, including numerous brokerage firms and insurance companies.

 The Company had 76 full-time equivalent employees throughout the organization as of December 31, 1995.

 The Annual Report to Stockholders, which is incorporated herein by reference, reflects the changes in total interest and other operating income, net income, total assets and long-term obligations during the past five years.

 The following schedules show comparative information for the Company as indicated in the captions. All average amounts in these tables were determined by using monthly data, which we believe provides a fair representation of the daily operations of the Company.

 I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
 A. CONSOLIDATED AVERAGE BALANCE SHEETS
                             (Amounts in Thousands)
                                                              1995     1994
                                                            ------   ------
 ASSETS
 Cash and due from banks                                    $4,746   $5,278
 Interest-bearing deposits in other banks                       52       41
 Federal funds sold                                          2,426    3,831
 Investment securities:
   Held to maturity
     Taxable investment securities                          14,112    8,140
     Nontaxable investment securities                       19,553   15,680
   Available for sale
     Taxable investment securities                          42,032   48,573
     Nontaxable investment securities                          127        0
                                                            ------   ------
   Total investment securities                              75,824   72,393
 Loans, net                                                 88,233   83,422
 Other assets                                                5,029    5,057
                                                           -------  -------
        TOTAL ASSETS                                      $176,310 $170,022
                                                           =======  =======
 LIABILITIES & STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Noninterest-bearing demand                              $12,956  $12,458
   Interest-bearing demand                                  30,223   30,919
   Savings                                                  20,279   21,648
   Time                                                     88,424   81,623
                                                           -------  -------
     Total deposits                                        151,882  146,648
 Short-term borrowings                                         529       58
 Securities sold under agreements to repurchase                227      272
 Advances from FHLB                                          7,232    6,500
 Other liabilities                                           1,771    1,603
                                                           -------  -------
     Total liabilities                                     161,641  155,081

 STOCKHOLDERS' EQUITY
 Common stock                                                1,875    1,875
 Additional paid-in capital                                  1,635    1,635
 Retained earnings                                          14,215   12,514
 Unrealized holding losses on securities available
   for sale, net                                              (384)    (473)
 Less:  Treasury stock, at cost                              2,672      610
                                                           -------  -------
     Total stockholders' equity                             14,669   14,941
                                                           -------  -------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $176,310 $170,022
                                                           =======  =======

 I.  B.  ANALYSIS OF NET INTEREST EARNINGS
                             (Amounts in Thousands)
                                                            1995
                                                ----------------------------
                                                          Interest    Ave.
                                                 Average   Income/    Yield
                                                  Amount  Expense     (in%)
                                                 -------   -------    -----
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks            $52        $2     3.85%
 Federal funds sold  (1)                           2,426       144     5.94%
 Taxable investment securities  (1)               56,144     3,730     6.64%
 Nontaxable investment securities (2)             19,680     1,163     5.91%
 Loans, net (3)                                   88,233     8,019     9.09%
                                                 -------   -------  -------
   Totals                                       $166,535   $13,058     7.84%
                                                 =======   =======    =====

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                $30,223      $811     2.68%
 Savings deposits                                 20,279       634     3.13%
 Time deposits                                    88,424     4,959     5.61%
 Short-term borrowings                               529        40     7.56%
 Securities sold under repurchase agreements         227        11     4.85%
 Advances from FHLB                                7,232       447     6.18%
                                                 -------   -------  -------
   Totals                                       $146,914    $6,902     4.70%
                                                 =======   =======    =====

   Net Interest Margin                                      $6,156     3.70%
                                                           =======    =====

                                                            1994
                                                ----------------------------
                                                          Interest    Ave.
                                                 Average   Income/    Yield
                                                  Amount  Expense     (in%)
                                                 -------   -------    -----
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks            $41        $1     5.71%
 Federal funds sold                                3,831       182     4.75%
 Taxable investment securities                    56,713     3,365     5.93%
 Nontaxable investment securities (2)             15,680       950     6.06%
 Loans, net (3)                                   83,422     7,096     8.51%
                                                 -------   -------  -------
   Totals                                       $159,687   $11,594     7.26%
                                                 =======   =======    =====

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                $30,919      $778     2.52%
 Savings deposits                                 21,648       582     2.69%
 Time deposits                                    81,623     3,777     4.63%
 Short-term borrowings                                58         1     1.72%
 Securities sold under repurchase agreements         272         8     2.94%
 Advances from FHLB                                6,500       333     5.12%
                                                 -------   -------  -------
   Totals                                       $141,020    $5,479     3.89%
                                                 =======   =======    =====

   Net Interest Margin                                      $6,115     3.83%
                                                           =======    =====

 (1) Subsequent to the issuance of the 1995 Annual Report to Stockholders, reclassifications were made to these accounts which are not considered material.

 (2) Interest earned and yields on nontaxable investment securities are stated at face rate.

 (3) Nonaccruing loans are included within the average loans. Loan fees are not material and are included in loan income in a manner consistent with SFAS 91.

 I. C. ANALYSIS OF CHANGES OF INTEREST INCOME/EXPENSE ITEMS
                  (Amounts in thousands)
                                                            1995
                                                ----------------------------
                                                              Components
                                                Increase     of Change (1)
                                                  from      ---------------
                                                Prior Year    Rate   Volume
                                                 -------    ------   ------
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks             $1        $1        0
 Federal funds sold                                  (38)       39      (77)
 Taxable investment securities                       365       399      (34)
 Nontaxable investment securities (2)                213       (24)     237
 Loans, net (3)                                      923       501      422
                                                 -------    ------   ------
   Totals                                         $1,464      $916     $548
                                                 =======    ======   ======

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                    $33       $51      (18)
 Savings deposits                                     52        90      (38)
 Time deposits                                     1,182       848      334
 Short-term borrowings                                39        11       28
 Securities sold under repurchase agreements           3         4       (1)
 Advances from FHLB                                  114        74       40
                                                 -------    ------   ------
   Totals                                         $1,423    $1,078     $345
                                                 =======    ======   ======

                                                            1994
                                                ----------------------------
                                                              Components
                                                Increase     of Change (1)
                                                  from      ---------------
                                                Prior Year    Rate   Volume
                                                 -------    ------   ------
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks            ($1)      ($1)      $0
 Federal funds sold                                  134        24      110
 Taxable investment securities                      (221)      (51)    (170)
 Nontaxable investment securities (2)                113       (31)     144
 Loans, net (3)                                      216      (280)     496
                                                 -------    ------   ------
   Totals                                           $241     ($339)    $580
                                                 =======    ======   ======

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                   ($53)     ($56)      $3
 Savings deposits                                    (89)      (67)     (22)
 Time deposits                                        75      (168)     243
 Short-term borrowings                               (14)        0      (14)
 Securities sold under repurchase agreements         (11)        6      (17)
 Advances from FHLB                                  121       (27)     148
                                                 -------    ------   ------
   Totals                                            $29     ($312)    $341
                                                 =======    ======   ======


 (1) Changes due to rate and volume were calculated as follows:
   (A)  The change in rate times the prior period volume.
   (B)  The change in volume times the prior period rate.
   (C) The remaining variance is due to a combination of rate/volume changes. This amount was allocated proportionately to the volume and rate changes obtained in A and B.
 (2) Interest earned and yields on nontaxable investment securities are stated at face rate.
 (3) Interest on non-accrual loans is credited to income when received.
        Loan fees are not material and are included in loan income in a manner consistent with SFAS 91.

 II. A. INVESTMENT SECURITIES:

 Total investments, by category, are disclosed in Footnote 3 to the consolidated financial statements contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 II. B. INVESTMENT SECURITIES MATURITIES AND YIELDS:

 The following table presents the maturity of securities held on December 31, 1995, and the weighted average rates by range of maturity.

                                                (Amounts in thousands)

                                      Held to Maturity    Available for sale
                                       ---------------      ---------------
                                                 Average            Average
                                        Amounts    Yield   Amounts    Yield
                                         ------   ------    ------   ------
 U.S.Treasury and Government agencies:
   Within 1 year                              0     0.00%   $5,981     4.53%
   After 1 but within 5 years                 0     0.00%    6,367     6.61%
                                         ------   ------    ------   ------
   Total                                      0     0.00%  $12,348     5.60%
                                         ======   ======    ======   ======

 Obligations of State and Political
   Subdivisions (1):
   Within 1 year                         $2,137     5.75%       $0     0.00%
   After 1 but within 5 years             9,304     6.52%        0     0.00%
   After 5 but within 10 years            8,810     5.68%    1,039     5.11%
   After 10 years                           131     6.53%        0     0.00%
                                         ------   ------    ------   ------
     Total                              $20,382     6.08%   $1,039     5.11%
                                         ======   ======    ======   ======

 Corporate notes:
   After 1 but within 5 years              $497     8.53%       $0     0.00%
   After 5 but within 10 years                0     0.00%      530     7.16%
                                         ------   ------    ------   ------
     Total                                 $497     8.53%     $530     7.16%
                                         ======   ======    ======   ======

 Mortgage-backed securities:
   Within 1 year                         $1,001     7.42%     $514     7.80%
   After 1 but within 5 years            10,714     6.53%   10,027     6.90%
   After 5 but within 10 years              923     7.46%    7,728     6.73%
   After 10 years                             0     0.00%   10,166     6.67%
                                         ------   ------    ------   ------
     Total                              $12,638     6.67%  $28,435     6.79%
                                         ======   ======    ======   ======

 Other (3)                                1,129     0.00%
                                         ======   ======

 (1) Interest earned and yields on non-taxable investment securities are stated at face rate.

 (2) Expected maturities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are included in the maturity summary using the estimated average life of each security as the maturity.

 (3) Other investments consist entirely of Federal Reserve Bank Stock,
     Federal Home Loan Bank  Stock and Federal Agriculture Mortgage
     Corporate Stock, which have no maturity or stated face rate.

     The Bank does not utilize any financial instruments referred to as derivitives to manage interest rate risk.

 II. C. INVESTMENT CONCENTRATIONS:

 As of December 31, 1995, there existed no security in the investment portfolios above (other than U.S. Government and U.S. Government agencies and corporations) that exceeded 10% of stockholders' equity at that date.

 III. A. TYPES OF LOANS

 Total loans, by category, are disclosed in Footnote 4 to the consolidated financial statements contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 III. B. LOAN MATURITIES:

 The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts which have predetermined interest rates and floating or adjustable rates.


   (Amounts in Thousands)
   As of December 31, 1995
                                                             Maturities
                                                            After One Year
                                                            --------------
                                  Due After One    After     Fixed  Adjust.
                               Within But within    Five  Interest  Interest
                             one year Five Years   Years     Rates    Rates
                               ------    ------   ------    ------   ------
 Commercial                    $7,249    $4,760   $4,408    $8,168   $1,000

 Agricultural                  15,123     7,470    8,070    13,561    1,979

 Real Est., Mortgage            2,801     7,408   24,564     5,912   26,060

 Consumer, net                  4,638     5,071      176     5,247        0
                               ------    ------   ------    ------   ------
   Totals                     $29,811   $24,709  $37,218   $32,888  $29,039
                               ======    ======   ======    ======   ======

 Included in Real Estate loans are $1,333,000 of Real Estate Construction loans, all due within one year.

 III. C. RISK ELEMENTS

 1.  Nonaccrual, Past Due and Renegotiated Loans
 (Amounts in Thousands)
                                                              December 31,
                                                            ---------------
                                                              1995     1994
                                                            ------   ------
 Commercial and agricultural
   Nonaccrual loans                                             $0     $210
   Loans over 90 days past due                                   0        0
   Renegotiated loans                                            0        0
 Real Estate - mortgage:
   Nonaccrual loans                                             17       27
   Loans over 90 days past due (1)                               0        6
   Renegotiated loans                                            0        0
 Consumer:
   Nonaccrual loans                                              6       14
   Loans over 90 days past due                                   0        0
   Renegotiated loans                                            0        0

 (1)  Does not include loans mentioned in nonaccrual loans category.

 The policy of the Company is to place loans on nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection.

 A debt is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guaranty of a financially responsible party. A debt is "in the process of collection" if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

 The effect of nonaccrual loans as listed above, on gross interest income for the period ending December 31, 1995, and a discussion of impaired loans is disclosed in Footnote 4 to the consolidated financial statements, contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 2. Potential Problem Loans. To management's best knowledge and belief, there are no such significant loans that have not been fully disclosed under item III.C.1.
 3.  Foreign Outstandings.      None.
 4.  Loan Concentrations.   There are no such concentrations other than
     those previously disclosed in Footnotes 1 and 4 to the Consolidated Financial Statements, contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 III. D. OTHER INTEREST EARNING ASSETS
 A municipal security with a par value of $115,000 is on nonaccrual status due to a default on a scheduled interest payment.

 IV. SUMMARY OF LOAN LOSS EXPERIENCE:

 The following table summarizes activity in the allowance for loan losses of the Company for the two years ended December 31, 1995.

                         (Amounts in Thousands)
                                                              1995     1994
                                                            ------   ------
 Average amount of loans outstanding,  Net of
   unearned interest, before allowance for loan losses.    $90,531  $85,689
                                                            ======   ======
 Allowance for loan losses:
   Balance, beginning of year                                2,288    2,217
   Loans charged off:
     Commercial and agricultural                                 0        0
     Real estate mortgage                                        0        0
     Consumer                                                   (5)     (13)
   Loan recoveries:
     Commercial and agricultural                                16       77
     Real estate mortgage                                        0        1
     Consumer                                                    5        6
                                                            ------   ------
   Net loan (recoveries)                                       (16)     (71)
                                                            ------   ------
   Provision charged to expense                                  0        0
                                                            ------   ------
     Balance, end of year                                   $2,304   $2,288
                                                            ======   ======
 Ratio of net (recoveries) to
 average loans outstanding                                   -0.02%   -0.08%
                                                            ======   ======

 The following table presents the loan loss allowance by loan category and the percentage of loans in each category to total loans.


     (Amounts in Thousands)                   1995                1994
                                         --------------      --------------
                                                %  Loans           %  Loans
                                                to Total           to Total
                                           Amt.    Loans      Amt.    Loans
                                         ------   ------    ------   ------
 Commercial   and  agricultural             $16       51%      $76       54%
 Real estate mortgage                         0       38%        3       35%
 Consumer loans                               6       11%        1       11%
 Unallocated                              2,282      N/A     2,208      N/A
                                         ------   ------    ------   ------
   Total                                 $2,304      100%   $2,288      100%
                                         ======   ======    ======   ======

 Provision for Loan Loss. The loan loss provision charged to operations is based on certain factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Some of these factors are the amount of the reserve in relation to the total dollar value of loans outstanding, the relation to any loans known to be doubtful as to collection, the ratio of average net charge-offs to average loans outstanding for the most recent years, and the loan loss experience of comparable banks in the surrounding geographical area. The unallocated portion of the allowance is general in nature and does not specifically relate to any loan or category of loans. Please refer to Note 1 of the consolidated financial statements contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 V. DEPOSITS

 The breakdown of average deposits of the Company for the years 1995 and 1994 can be found on page 6 of this report.

 Total time deposits in amounts greater than $100,000 at December 31, 1995 by maturity are disclosed in Footnote 6 to the consolidated financial statements contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 VI. RETURN ON EQUITY AND ASSETS

 The following table presents the return on assets and equity, the dividend payout ratio and the equity to assets ratio of the Company for the years ended December 31, 1995, 1994 and 1993.

 (Amounts in Thousands Except
 Per Share Data and Percents)

                                                  1995      1994     1993
                                                --------  -------- --------
 Average total assets                           $176,310  $170,022 $162,481

 Average equity                                  $14,669   $14,941  $14,002

 Net income                                       $2,273    $2,329   $2,305

 Net income per share                              $7.00     $6.50    $6.33

 Dividends declared per share                      $1.96     $1.83    $1.70

 Return on average assets                           1.29%     1.37%    1.42%

 Return on average equity                          15.50%    15.59%   16.46%

 Dividend payout ratio                             28.00%    28.15%   26.86%

 Average equity to assets ratio                     8.32%     8.79%    8.62%

 The reader should also review Management's Discussion and Analysis of Operations for other key ratios and performance review. This discussion is included in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 VII. SHORT TERM BORROWINGS

 No disclosure is required as the average balance of short-term borrowings during the period was less that 30% of stockholders' equity at December 31, 1995 and 1994.

 Item 2. Description of Property

 The Company and the Bank operate from a two-story banking facility located at 121 West First Street, Geneseo, Illinois. This facility is owned by The Farmers National Bank of Geneseo. The Bank also owns two parking lots and an undeveloped lot, all of which are adjacent to the Geneseo facility.

 The Atkinson branch operates from a facility located at 401 N. State St., Atkinson, Illinois. The Woodhull Branch operates from the former Woodhull State Bank facility with is located at 174 N. Division, Woodhull, Il. The Bank has one year remaining on its lease with Hy-Vee Food Stores for its Silvis Branch.

 All of the properties owned by the Company and its subsidiaries are free of any encumbrance.

 A discussion of environmental matters is found on page 9 of the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

 Item 3. Legal Proceedings

 The Bank is involved in routine litigation incidental to the business of the Bank, none of which, individually or in the aggregate, involves as much as 10% of the assets of the Bank, and none of which is expected to have a material adverse effect upon the Company. The Company is not involved in any litigation.

 Item 4. Submission of Matters to a Vote of Security Holders

 None.

 Part II.

 Item 5. Market for the Common Equity and Related Stockholders Matters

 a. Market information

 A market for the securities of the Company is made by The Chicago Corporation and Howe Barnes Investments, Inc., both of Chicago, Illinois. According to the Secretary of the Company, the known range of prices per share for sales of the stock are as follows:

                                               1995               1994
                                         ---------------    ---------------
                                           High      Low      High      Low
                                         ------   ------    ------   ------
 First Quarter                           $48.00   $45.00    $45.00   $44.00
 Second Quarter                          $63.00   $55.00    $47.00   $44.00
 Third   Quarter                         $55.00   $56.50    $64.00   $47.00
 Fourth Quarter                          $55.50   $62.50    $63.00   $45.00

 For the three months ended March 1, 1996 the known price was $62.00 per share.

 b. Holders

 According to the Secretary of the Company, as of March 1, 1996, there were approximately 687 stockholders of the Company.

 c. Dividends

 During the fiscal years 1995, 1994, and 1993 the Company declared dividends in the amount of $1.96, $1.83, and $1.70 per share, respectively. Please refer to Footnote 11 to the consolidated financial statements contained in the 1995 Annual Report to Stockholders incorporated by reference herein for further discussion of dividends and restrictions on dividends.

 Item 6. Management's Discussion and Analysis or Plan of Operation

 Reference is made to pages 7 - 10 of the 1995 Annual Report to Stockholders which is incorporated by reference herein for further discussion regarding liquidity and capital resources, results of operations, income taxes, effects of inflation and accounting and regulatory capital requirements.

 Item 7. Financial Statements

 Reference is made to the 1995 Annual Report to Stockholders which is incorporated herein by reference.

 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 On July 17, 1995, the accounting firm of McGladrey & Pullen was dismissed as the company's principal accountants. During the past two years, there have been no disagreements with McGladrey & Pullen on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure or any reportable events. Also, during the past two years, McGladrey & Pullen's report on the financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. This change was reported on July 17, 1995 on Form 8-K.

 Part III.

 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

 Information on the Company's directors is found on page 3 and 4 of the Proxy Statement, dated February 15, 1996, which is incorporated herein by reference.

 There are no arrangements or understandings between any officers and any other person pursuant to which he was or is to be selected as an officer.

 All executive officers who have not already been identified as directors are listed below:


                          Position held during
     Name                 last five years            Age
     ----------------     ----------------         -----
     Wayne A. Hulting     Controller 1985 -           45
                            present


 Section 16(a) of the Exchange Act (the "Act") requires the Company's directors and executive officers and persons who own more than ten percent of the Company's Common Stock to file initial reports of ownership and reports of changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for those reports have been established, and the Company is required to disclose any failure to file by these dates. Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required the Company believes that all filing requirements applicable to its executive officers and directors were satisfied.

 Item 10. Executive Compensation

 Information on management remuneration is found on page 5 of the Proxy Statement, dated February 15, 1996, which is incorporated herein by reference.

 Item 11. Security Ownership of Certain Beneficial Owners and Management

 Refer to page 6 of the Proxy Statement incorporated herein by reference for an analysis of security ownership of certain beneficial owners and management. There have been no arrangements made with any person in the latest fiscal year which would result in a change of control of the registrant.

 Item 12. Certain Relationships and Related Transactions

 Please see the Annual Report to Stockholders, Footnote 4 to the consolidated financial statements contained in the 1995 Annual Report to Stockholders for further information regarding related party loans. There were no other transactions in excess of $60,000 with any related party.

 Item 13. Exhibits, List and Reports on Form 8-K

 The consolidated financial statements of Farmers National Bancorp, Inc. and subsidiaries and report thereon of Clifton, Gunderson & Co. Certified Public Accountants & Consultants, are filed as a part of this report by incorporation by reference to the Annual Report to Stockholders for fiscal year ended December 31, 1995. An index is found on the following page. Reference is hereby made to said index. There were no filings made on Form 8-K during the quarter ended December 31, 1995.

                                FARMERS NATIONAL BANCORP, INC.

                      FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                            AS OF DECEMBER 31, 1995 AND 1994 AND

                     THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995


 FARMERS NATIONAL BANCORP, INC. and Subsidiaries:
     Consolidated Statements:                                  (A)
     Balance Sheets                                            (A)
     Statements of Income                                      (A)
     Statements of Stockholders' Equity                        (A)
     Statements of Cash Flows                                  (A)
     Notes to Consolidated Financial Statements                (A)
     Independent Auditor's Report                              (A)

 Additional Information Furnished Pursuant to Requirements
 of Form 10-KSB and Regulations S-B:
                                                              Page
 I.A.   Consolidated Average Balance Sheets                      6
 I.B.   Analysis of Net Interest Earnings                        7
 I.C.   Analysis of Changes of Interest
             Income/Expense Items                                9
 II.A.  Investment Securities                                   10
 II.B.  Investment Securities Maturities and Yields             10
 II.C.  Investment Concentrations                               12
 III.A. Types of Loans                                          12
 III.B. Loan Maturities                                         12
 III.C. Risk Elements                                           13
 III.D. Other Interest Earning Assets                           14
 IV.    Summary of Loan Loss Experience                         14
 V.     Deposits                                                15
 VI.    Return on Equity and Assets                             16
 VII.   Short-Term Borrowings                                   16

 Subsidiaries of the Company                                   (A)
 Articles of incorporation                                     (B)
 By-Laws                                                       (B)
 Management contracts between the bank and
   Gaylon E. Martin, Wayne A. Hulting, and Paul F. Lindsey     (C)

 All other schedules are omitted because they are not applicable or because the required information is shown elsewhere herein.

 (A) The Independent Auditor's Report, Consolidated Financial Statements, and a list of the subsidiaries of the Company are contained in the 1995 Annual Report to Stockholders, and are incorporated herein by reference.
 The Independent Auditor's Report for   the years 1994 and 1993 is found on
 page 22.

 (B) Articles of Incorporation were previously filed with the Commission on Form 10-KSB, dated December 31, 1992, and are incorporated herein by reference. The Bylaws of the Company previously were filed with Commission on December 9, 1991 under Form 8K and are incorporated herein by reference. Neither the Articles of Incorporation or other Bylaws have been amended since those dates.

 (C) The management contract for Mr. Martin was previously filed with the Commission on Form 10-KSB, dated December 31, 1992, is incorporated
 herein by reference, and has not  been   amended  since  that  date.  The
 management contracts for Mr. Hulting and Mr. Lindsey were previous filed with the commission on Form 10-KSB, dated December 31, 1993, are incorporated herein by reference, and have not been amended since that date.

                          McGladrey & Pullen, L.L.P.
              Certified Public Accountants and Consultants




 To the Board of Directors
 Farmers National Bancorp, Inc.
 Geneseo, Illinois


 We have audited the accompanying consolidated balance sheets of Farmers National Bancorp, Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Bancorp, Inc. and subsidiary as of December 31, 1994 and 1993 and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

 As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994.



                                      McGladrey & Pullen  L.L.P.


 Moline, Illinois
 January 13, 1995

 SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 FARMERS NATIONAL BANCORP, INC.


     (Signature & Title)  Wayne A. Hulting, Controller
                          -----------------------------
     (Name & Title)       Wayne A. Hulting, Controller

     (Date)               March 11, 1996

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     (Signature & Title)  Gaylon E. Martin, President
                          -----------------------------
     (Name & Title)       Gaylon E. Martin, President

     (Date)               March 11, 1996



     (Signature & Title)  H. Willard Nelson, Director
                          -----------------------------
     (Name & Title)       H. Willard Nelson, Director

     (Date)               March 11, 1996



     (Signature & Title)  Robert C. Anderson, Director
                          -----------------------------
     (Name & Title)       Robert C. Anderson, Director

     (Date)               March 11, 1996



     (Signature & Title)  Glenn DeSmith, Director
                          -----------------------------
     (Name & Title)       Glenn DeSmith, Director

     (Date)               March 11, 1996

     (Signature & Title)  Howard M. Feldman, Director
                          -----------------------------
     (Name & Title)       Howard M. Feldman, Director

     (Date)               March 11, 1996



     (Signature & Title)  Richard Ford, Director
                          -----------------------------
     (Name & Title)       Richard Ford, Director

     (Date)               March 11, 1996



     (Signature & Title)  Emil Klingler, Jr., Director
                          -----------------------------
     (Name & Title)       Emil Klingler, Jr., Director

     (Date)               March 11, 1996



     (Signature & Title)  Dr. Barbara S. Kuhns, Director
                          -----------------------------
     (Name & Title)       Dr. Barbara S. Kuhns, Director

     (Date)               March 11, 1996



     (Signature & Title)  Ronald Reiling, Director
                          -----------------------------
     (Name & Title)       Ronald Reiling, Director

     (Date)               March 11, 1996



     (Signature & Title)  C. Everett Swanson, Director
                          -----------------------------
     (Name & Title)       C. Everett Swanson, Director

     (Date)               March 11, 1996