Form 10QSB
period 1996-03-31
FARMERS NATIONAL BANCORP INC /DE/
filed 1996-04-19
CIK 700946

FORM 10-QSB
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended - March 31, 1996

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 307,747 shares as of March 31, 1996

   Transitional Small Business Disclosure format:     YES - ( )   NO - (X)


 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             Unaudited
                                                           -In Thousands-
                                                          3-31-96 12-31-95
                                                          -------  -------
 ASSETS
 Cash and due from banks                                   $5,098   $6,677
 Interest-bearing deposits in other banks                      33       36
 Federal funds sold                                         3,980    4,840
 Investment Securities:
   Held-to-maturity (approximate market                    35,152   34,645
     value of $35,753,912 at March 31, 1996
     and $35,669,475 at December 31, 1995)
   Available-for-sale                                      42,911   42,353
                                                         ------------------
     Total investment securities                           78,063   76,998
                                                         ------------------
 Loans                                                     88,518   91,738
 Less:  Allowance for loan losses                           2,303    2,304
 Less:  Unearned income                                       113      141
                                                         ------------------
     Net Loans                                             86,102   89,293
                                                         ------------------
 Premises and equipment                                     1,854    1,880
 Accrued interest receivable                                1,951    2,064
 Intangible assets                                            285      313
 Other assets                                                 448      254
                                                         ------------------
   TOTAL ASSETS                                          $177,814 $182,355
                                                         ==================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Noninterest-bearing demand                             $13,958  $15,627
   Interest-bearing                                       142,516  144,896
                                                         ------------------
     Total deposits                                       156,474  160,523
                                                         ------------------
 Securities sold under agreements to repurchase               124      200
 Advances from FHLB                                         4,000    5,000
 Other liabilities                                          2,107    1,863
                                                         ------------------
   Total liabilities                                      162,705  167,586
                                                         ------------------
 Contingencies and commitments
 STOCKHOLDERS' EQUITY
 Common Stock; $5 par value; authorized 600,000
   shares;  issued 375,000 shares                           1,875    1,875
 Additional paid-in capital                                 1,635    1,635
 Retained earnings                                         15,299   14,801
 Net unrealized gains (losses) on available-
   for-sale securities                                         27      154
                                                         ------------------
                                                           18,836   18,465
 Less: Treasury stock, at cost, 67,253 shares
   at March 31, 1996; 66,751 shares at
   December 31, 1995                                        3,727    3,696
                                                         ------------------
   Total stockholders' equity                              15,109   14,769
                                                         ------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $177,814 $182,355
                                                         ==================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  -Unaudited-


                                                            -In Thousands-
                                                             Quarter Ended
                                                          3-31-96  3-31-95
                                                          -------  -------
   Interest and fees on loans                              $2,015   $1,914
   Interest and dividends on
     investment securities:
     Taxable                                                  881      914
     Nontaxable                                               323      282
   Interest on interest-bearing
     deposits                                                   0        1
   Other interest income                                       49       63
                                                         ------------------
     Total interest income                                  3,268    3,174
                                                         ------------------
 Interest expense:
   Interest on deposits                                     1,635    1,499
   Interest on federal funds
     purchased                                                  0        0
   Interest on securities sold under
     agreements to repurchase                                   2        5
   Interest on advances from FHLB                              74      103
   Interest on other borrowings                                 0        0
                                                         ------------------
     Total interest expense                                 1,711    1,607
                                                         ------------------
 Net interest income                                        1,557    1,567
 Provision for loan losses                                      0        0
                                                         ------------------
 Net interest income after provision
   for loan losses                                          1,557    1,567
                                                         ------------------
 Other income:
   Investment security gains                                    0        3
   Other                                                      238      220
                                                         ------------------
     Total other income                                       238      223
                                                         ------------------
 Income before operating expenses                           1,795    1,790
                                                         ------------------
 Operating expenses:
   Salaries and employee benefits                             524      474
   Net occupancy expense                                      171      173
   Exam, legal and audit fees                                  25       28
   FDIC insurance premiums                                      1       85
   Environmental expense                                        0      183
   Premium amortization                                        27       27
   Other operating expenses                                   247      205
                                                         ------------------
     Total operating expenses                                 995    1,175
                                                         ------------------
 Income before income tax expense                             800      615
 Applicable tax expense                                       194      121
                                                         ------------------
 Net income                                                  $606     $494
                                                         ==================



 Per common share
   Net income                                               $1.97    $1.39
                                                         ==================
   Dividends declared                                       $0.35    $0.32
                                                         ==================
   Weighted average common
     shares outstanding                                   307,972  356,154
                                                         ==================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -Unaudited-


                                                          -In Thousands-
                                                           Quarter ended
                                                          3-31-96  3-31-95
                                                          -------  -------
 Cash flows from operating activities:
   Net income                                                $606     $494
   Adjustment to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                              84       86
     Provision for possible loan losses                         0        0
     Amortization of deposit premium                           27       27
     Amortization/accretion of investment
        securities, net                                         5        8
     Investment securities (gains)                              0       (3)
     (Increase) Decrease in accrued interest receivable       113        1
     (Increase) decrease in other assets                     (195)    (172)
     Increase in accrued interest payable                     164      328
     Increase in other liabilities                            279      193
                                                         ------------------
        Net cash provided by operating activities           1,083      962
                                                         ------------------
 Cash flows from investing activities:
   (Increase) decrease in federal funds sold                  860    8,000
   (Increase) in interest-bearing deposits
     in other banks                                             4       (4)
   Proceeds from sales, maturities and principal
     repayments of investment securities:
     Held to Maturity                                         682      516
     Available for sale                                     3,459      586
   Purchases of investment securities:
     Held to Maturity                                      (2,321)  (1,654)
     Available for sale                                    (3,016)  (2,804)
   Net (increase) Decrease in loans                         3,191   (3,189)
   Purchase of premises on equipment                          (57)     (56)
                                                         ------------------
     Net cash provided by (used in)
        investing activities                                2,802    1,395
                                                         ------------------
 Cash flows from financing activities:
   Net (decrease) in deposit accounts                      (4,049)  (4,400)
   Increase (Decrease) in securities sold
     with agreements to repurchase                            (76)    (741)
   Increase (Decrease) in advances from FHLB               (1,000)   1,000
   Dividends paid                                            (308)    (310)
   Increase in purchase Treasury Stock                        (31)     (10)
                                                         ------------------
     Net cash provided by (used in)
        financing activities                               (5,464)  (4,461)
                                                         ------------------

 Net (decrease) in cash and due from banks                 (1,579)  (2,104)
 Cash and due from banks, beginning of year                 6,677    6,375
                                                         ------------------
 Cash and due from banks, end of period                    $5,098   $4,271
                                                         ==================

 Supplemental schedule of non cash investing
   and financing activities:
   Securities available for sale adjustment, net             (127)    (610)
                                                         ==================

 Summary of Significant Accounting Policies

   The Consolidated Statements of Condition of Farmers National Bancorp, Inc. and subsidiaries, at December 31, 1995 have been taken from audited financial statements at that date. All other consolidated financial statements contained herein have been prepared by the management of the Company and are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements presented herein contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company at March 31, 1996 and the results of its operations and statement of cash flows for the periods presented herein on a consistent basis with that of prior periods.

   As discussed previously, the Bank has adopted SFAS 114 & 118,
   "Accounting by Creditors for Impairment of a Loan."


 Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

   (1) Material Changes in Financial Condition

   During the first three months of 1996, the Company experienced a 3.6% decrease in loans. This decrease is similar to the same period in the previous two years, and is cyclical in nature related to the agricultural economy. Cash and due from banks and federal funds sold were also somewhat lower this quarter.

   Deposits were also somewhat lower at the end of the period. Again this is an expected trend, similar to the previous two years. Advances from Federal Home Loan Bank were reduced by $1,000,000 during the quarter.

   Equity increased in a normal manner during the quarter.

   There were no other significant changes or trends which occurred during the period.

   Under Federal Reserve regulations the company is required to maintain risk-based capital of at least 8.0%. At March 31, 1996 the Company's risk-based capital ratio was 17.66%. The Company's core or leverage capital is well above the required minimums.

   The liquidity of the bank remains strong. In addition to maintaining sufficient liquid assets to meet expecting funding needs during the next 90 days, almost 40% of the total assets of the bank are available sources of liquidity to meet unexpected funding needs, should they arise. In addition, investment securities held-to-maturity and available-for-sale include unrealized gains of $1,315,843 and unrealized losses of $686,720.

   (2) Material Changes In the Results of Operations

   Net income and earnings per share for the first quarter of 1996 have increased significantly compared to the first quarter of 1995. Net income for the quarter is $606,000 up 22% from last year. Contributing to the increase is the near elimination of F.D.I.C. insurance premiums. In addition, the bank is not providing for environmental expenditures this year as it did in 1995. For the quarter, the return on shareholder equity was approximately 16.2%.

   Earnings per share have increased more dramatically, approximately 42%, compared to last year. The larger increase is attributable to the increase in net income coupled with the Company's stock repurchasing program. The Company continues to be interested in repurchasing stock from stockholders who wish to sell their shares.

   Net interest income is down slightly, even though the volume of earning assets has increased. The bank's market area is extremely competitive, especially from non-bank providers. In particular, credit unions, who continue to be exempt from federal income taxation, and whose original purpose was to provide small groups of individuals who share a "common bond" with a mechanism for assistance in their financial affairs, now solicit business from everyone in our market without regard for the "common bond". They effectively give back to their customers, through extremely competetive pricing, the share we must give to the U.S. Treasury in the form of income taxes.


   (3) Other Items

   The Company continues to develop a environmental remediation plan for the west lot. This matter has been disclosed in each filing since the
   third quarter of 1994.   Although there can be no assurance, we become
   more comfortable each day that, under the new risk-based standards, we will be able to resolve the matter properly with little or no additional expense to the Company.

 PART II.  OTHER INFORMATION

 Item 1.
   Legal Proceedings

   None to report.

 Item 2.
   Changes in Securities

   None to report.

 Item 3.
   Defaults Upon Senior Securities

 Item 4.
   Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Stockholders was held on March 12, 1996. The only matter submitted to and approved by the stockholders at the annual meeting was the election of directors, Barbara S. Kuhns, Gaylon E. Martin, C. Everett Swanson were all re-elected as directors for three-year terms expiring in 1999. The results of the election are as follows:

                                              -Votes Cast-
                                        For    Against     Total
                                       ------   ------     ------
   Barbara S. Kuhns                   211,754   16,625    228,379
   Gaylon E. Martin                   227,518      861    228,379
   C. Everett Swanson                 227,554      825    228,379

   In addition to the three directors elected, the following persons continue to serve as directors after the annual meeting; Glenn DeSmith, Richard D. Ford, Howard M. Feldman, Emil Klingler, Jr., and H. Willard Nelson, Ronald G. Reiling, and Robert C. Anderson.

 Item 5.
   Other Information

   None to report.

 Item 6.
   Exhibits and Reports on Form 8-K

   None to report.




 Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FARMERS NATIONAL BANCORP, INC.


 Dated: April 20, 1996   _______________________________

                         Gaylon E. Martin, President





 Dated: April 20, 1996   _______________________________

                         Wayne A. Hulting, Controller