Form 10QSB
period 1996-06-30
FARMERS NATIONAL BANCORP INC /DE/
filed 1996-07-23
CIK 700946

FORM 10-QSB
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended - June 30, 1996

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 306,316 shares as of June 30, 1996

   Transitional Small Business Disclosure format:     YES - ( )   NO - (X)


 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             Unaudited
                                                           -In Thousands-
                                                          6-30-96 12-31-95
 ASSETS
 Cash and due from banks                                   $3,620   $6,677
 Interest-bearing deposits in other banks                      27       36
 Federal funds sold                                         4,860    4,840
 Investment Securities:
   Held-to-maturity (approximate market                    34,143   34,645
     value of $34,252,725 at June 30, 1996
     and $35,669,475 at December 31, 1995)
   Available-for-sale                                      43,678   42,353
                                                         ------------------
     Total investment securities                           77,821   76,998
                                                         ------------------
 Loans                                                     90,342   91,738
 Less:  Allowance for loan losses                           2,340    2,304
 Less:  Unearned income                                        91      141
                                                         ------------------
     Net Loans                                             87,911   89,293
                                                         ------------------
 Premises and equipment                                     1,804    1,880
 Accrued interest receivable                                2,030    2,064
 Intangible assets                                            258      313
 Other assets                                                 380      254
                                                         ------------------
   TOTAL ASSETS                                          $178,711 $182,355
                                                         ==================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Noninterest-bearing demand                             $12,288  $15,627
   Interest-bearing                                       145,822  144,896
                                                         ------------------
     Total deposits                                       158,110  160,523
                                                         ------------------
 Securities sold under agreements to repurchase                86      200
 Advances from FHLB                                         3,500    5,000
 Other liabilities                                          1,654    1,863
                                                         ------------------
   Total liabilities                                      163,350  167,586
                                                         ------------------
 Contingencies and commitments
 STOCKHOLDERS' EQUITY
 Common Stock; $5 par value; authorized 600,000
   shares;  issued 375,000 shares                           1,875    1,875
 Additional paid-in capital                                 1,635    1,635
 Retained earnings                                         15,817   14,801
 Net unrealized gains (losses) on available-
   for-sale securities                                       (150)     154
                                                         ------------------
                                                           19,177   18,465
 Less: Treasury stock, at cost, 68,684 shares
   at June 30, 1996; 66,751 shares at
   December 31, 1995                                        3,816    3,696
                                                         ------------------
   Total stockholders' equity                              15,361   14,769
                                                         ------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $178,711 $182,355
                                                         ==================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  -Unaudited-


                                                 -In Thousands-
                                       Quarter Ended      Six Months Ended
                                      6-30-96  6-30-95    6-30-96  6-30-95
 Interest income:
   Interest and fees on loans          $1,911   $1,982     $3,926   $3,896
   Interest and dividends on
     investment securities:
     Taxable                              883      949      1,764    1,863
     Nontaxable                           327      287        650      569
   Interest on interest-bearing
     deposits                               2        0          2        1
   Other interest income                   65       29        114       92
                                      -------------------------------------
     Total interest income              3,188    3,247      6,456    6,421
                                      -------------------------------------
 Interest expense:
   Interest on deposits                 1,605    1,579      3,240    3,078
   Interest on federal funds
     purchased                              0        5          0        5
   Interest on securities sold under
     agreements to repurchase               1        3          3        8
   Interest on advances from FHLB          62      125        136      228
   Interest on other borrowings             0        9          0        9
                                      -------------------------------------
     Total interest expense             1,668    1,721      3,379    3,328
                                      -------------------------------------
 Net interest income                    1,520    1,526      3,077    3,093
 Provision for loan losses                  0        0          0        0
                                      -------------------------------------
 Net interest income after provision
   for loan losses                      1,520    1,526      3,077    3,093
                                      -------------------------------------
 Other income:
   Investment security gains                6       17          6       20
   Other                                  263      237        501      457
                                      -------------------------------------
     Total other income                   269      254        507      477
                                      -------------------------------------
 Income before operating expenses       1,789    1,780      3,584    3,570
                                      -------------------------------------
 Operating expenses:
   Salaries and employee benefits         547      510      1,071      984
   Net occupancy expense                  170      176        341      349
   Exam, legal and audit fees              25       27         50       55
   FDIC insurance premiums                  0       85          1      170
   Environmental expense                    0       37          0      220
   Premium amortization                    27       27         54       54
   Other operating expenses               191      209        438      414
                                      -------------------------------------
     Total operating expenses             960    1,071      1,955    2,246
                                      -------------------------------------
 Income before income tax expense         829      709      1,629    1,324
 Applicable tax expense                   204      152        398      273
                                      -------------------------------------
 Net income                              $625     $557     $1,231   $1,051
                                      =====================================



 Per common share
   Net income                           $2.04    $1.71      $4.00    $3.09
                                      =====================================
   Dividends declared                   $0.35    $0.32      $0.70    $0.64
                                      =====================================
   Weighted average common
     shares outstanding               306,776  324,848    307,374  340,501
                                      =====================================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -Unaudited-


                                                          -In Thousands-
                                                           Quarter ended
                                                          6-30-96  6-30-95
 Cash flows from operating activities:
   Net income                                              $1,231   $1,051
   Adjustment to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                             171      176
     Provision for possible loan losses                         0        0
     Amortization of deposit premium                           54       54
     Amortization/accretion of investment
        securities, net                                        16        7
     Investment securities (gains)                             (6)     (20)
     (Increase) Decrease in accrued interest receivable        34     (107)
     (Increase) decrease in other assets                     (127)    (161)
     Increase (decrease) in accrued interest payable          (70)     162
     Increase in other liabilities                             61      130
                                                         ------------------
        Net cash provided by operating activities           1,364    1,292
                                                         ------------------
 Cash flows from investing activities:
   (Increase) decrease in federal funds sold                  (20)   8,985
   (Increase) in interest-bearing deposits
     in other banks                                            10       (7)
   Proceeds from sales, maturities and principal
     repayments of investment securities:
     Held to Maturity                                       1,939      888
     Available for sale                                     5,499      912
   Purchases of investment securities:
     Held to Maturity                                      (2,566)  (3,070)
     Available for sale                                    (6,008)  (2,804)
   Net (increase) Decrease in loans                         1,382   (5,200)
   Purchase of premises on equipment                          (95)    (152)
                                                         ------------------
     Net cash provided by (used in)
        investing activities                                  141     (448)
                                                         ------------------
 Cash flows from financing activities:
   Net (decrease) in deposit accounts                      (2,413)  (1,396)
   Increase (Decrease) in securities sold
     with agreements to repurchase                           (114)    (904)
   Increase in note payable                                     0    1,000
   Increase (Decrease) in advances from FHLB               (1,500)   2,500
   Dividends paid                                            (416)    (424)
   Increase in purchase Treasury Stock                       (120)  (2,894)
                                                         ------------------
     Net cash provided by (used in)
        financing activities                               (4,563)  (2,118)
                                                         ------------------

 Net (decrease) in cash and due from banks                 (3,058)  (1,274)
 Cash and due from banks, beginning of year                 6,677    6,375
                                                         ------------------
 Cash and due from banks, end of period                    $3,619   $5,101
                                                         ==================

 Supplemental schedule of non cash investing
   and financing activities:
   Securities available for sale adjustment, net             (304)     (75)
                                                         ==================

 Summary of Significant Accounting Policies

   The Consolidated Statements of Condition of Farmers National Bancorp, Inc. and subsidiaries, at December 31, 1995 have been taken from audited financial statements at that date. All other consolidated financial statements contained herein have been prepared by the management of the Company and are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements presented herein contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company at June 30, 1996 and the results of its operations and statement of cash flows for the periods presented herein on a consistent basis with that of prior periods.

   As discussed previously, the Bank has adopted SFAS 114 & 118,
   "Accounting by Creditors for Impairment of a Loan."


 Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

   (1) Material Changes in Financial Condition

   During the first half of 1996, the Company experienced a 1.6% decrease in loans. This decrease is similar to the same period in the previous two years, and is cyclical in nature related to the agricultural economy. Cash and due from banks and federal funds sold were also somewhat lower this quarter.

   Deposits were also somewhat lower at the end of the period. Again this is an expected trend, similar to the previous two years. Advances from Federal Home Loan Bank were reduced by $1,500,000 during the period.

   Equity increased in a normal manner during the period.

   There were no other significant changes or trends which occurred during the period.

   Under Federal Reserve regulations the company is required to maintain risk-based capital of at least 8.0%. At June 30, 1996 the Company's risk-based capital ratio was 17.79%. The Company's core or leverage capital is well above the required minimums.

   The liquidity of the bank remains strong. In addition to maintaining sufficient liquid assets to meet expecting funding needs during the next 90 days, about 40% of the total assets of the bank are available sources of liquidity to meet unexpected funding needs, should they arise. In addition, investment securities held-to-maturity and available-for-sale include unrealized gains of $915,509 and unrealized losses of $960,879.

   (2) Material Changes In the Results of Operations

   Net income and earnings per share for the second quarter and first half of 1996 have increased significantly compared to comparible periods last year. Net income for the second quarter is up 12% from last year and net income for the first half of 1996 is up 17% from last year. Contributing to the increases is the near elimination of F.D.I.C
   insurance premiums.   In addition, the bank is not providing for
   environmental expenditures this year as it did in 1995.

   Earnings per share have increased more dramatically, approximately 19% for the second quarter, 29% for the first half of 1996, compared to the same periods last year. These larger increases are attributable to the increase in net income coupled with the Company's stock repurchasing program.

   Net interest income is down slightly, even though the volume of earning assets was basically unchanged. The bank's market area is extremely competitive, particularly from non-bank providers.

   (3) Other Items

   The Company continues to develop a environmental remediation plan for the west lot. This mater has been disclosed in each filing since the
   third quarter of 1994.   Although there can be no assurance, we become
   more comfortable each day that, under the new risk-based standards, we will be able to resolve the matter properly with little or no additional expense to the Company.

 PART II.  OTHER INFORMATION

 Item 1.
   Legal Proceedings

   None to report.

 Item 2.
   Changes in Securities

   None to report.

 Item 3.
   Defaults Upon Senior Securities

   None to report.

 Item 4.
   Submission of Matters to a Vote of Security Holders.

   None to report.

 Item 5.
   Other Information

   None to report.

 Item 6.
   Exhibits and Reports on Form 8-K

   None to report.



 Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FARMERS NATIONAL BANCORP, INC.


 Dated: July 24, 1996   _______________________________

                         Gaylon E. Martin, President





 Dated: July 24, 1996   _______________________________

                         Wayne A. Hulting, Controller