Form 10QSB
period 1996-09-30
FARMERS NATIONAL BANCORP INC /DE/
filed 1996-10-30
CIK 700946

FORM 10-QSB
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended - September 30, 1996

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
   YES - (X)   NO - ( )

   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   State the number of shares outstanding of each of the issuer's classes
   of common  equity, as of the latest practicable date:   306,316
   shares as of September 30, 1996

   Transitional Small Business Disclosure format:     YES - ( )   NO - (X)


 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              Unaudited
                                                            -In Thousands-
                                                           9-30-96  12-31-95
 ASSETS
 Cash and due from banks                                    $6,023    $6,677
 Interest-bearing deposits in other banks                        9        36
 Federal funds sold                                          1,519     4,840
 Investment Securities:
   Held-to-maturity (approximate market                     33,375    34,645
     value of $33,801,486 at September 30, 1996
     and $35,669,475 at December 31, 1995)
   Available-for-sale                                       45,029    42,353
                                                          -------------------
     Total investment securities                            78,404    76,998
                                                          -------------------
 Loans                                                      93,232    91,738
 Less:  Allowance for loan losses                            2,343     2,304
 Less:  Unearned income                                         68       141
                                                          -------------------
     Net Loans                                              90,821    89,293
                                                          -------------------
 Premises and equipment                                      1,732     1,880
 Accrued interest receivable                                 2,191     2,064
 Intangible assets                                             231       313
 Other assets                                                  523       254
                                                          -------------------
   TOTAL ASSETS                                           $181,453  $182,355
                                                          ===================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Noninterest-bearing demand                              $13,714   $15,627
   Interest-bearing                                        146,329   144,896
                                                          -------------------
     Total deposits                                        160,043   160,523
                                                          -------------------
 Securities sold under agreements to repurchase                274       200
 Advances from FHLB                                          3,500     5,000
 Other liabilities                                           1,924     1,863
                                                          -------------------
   Total liabilities                                       165,741   167,586
                                                          -------------------
 Contingencies and commitments
 STOCKHOLDERS' EQUITY
 Common Stock; $5 par value; authorized 600,000
   shares;  issued 375,000 shares                            1,875     1,875
 Additional paid-in capital                                  1,635     1,635
 Retained earnings                                          16,356    14,801
 Net unrealized gains (losses) on available-
   for-sale securities                                        (338)      154
                                                          -------------------
                                                            19,528    18,465
 Less: Treasury stock, at cost, 68,684 shares
   at September 30, 1996; 66,751 shares at
   December 31, 1995                                         3,816     3,696
                                                          -------------------
   Total stockholders' equity                               15,712    14,769
                                                          -------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $181,453  $182,355
                                                          ===================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  -Unaudited-


                                                 -In Thousands-
                                          Quarter Ended   Nine Months Ended
                                      9-30-96  9-30-95     9-30-96  9-30-95
 Interest income:
   Interest and fees on loans          $1,999    $2,050     $5,925    $5,946
   Interest and dividends on
     investment securities:
     Taxable                              900       911      2,664     2,774
     Nontaxable                           325       298        975       867
   Interest on interest-bearing
     deposits                               0         0          2         1
   Other interest income                   39        61        153       153
                                      ---------------------------------------
     Total interest income              3,263     3,320      9,719     9,741
                                      ---------------------------------------
 Interest expense:
   Interest on deposits                 1,643     1,652      4,883     4,730
   Interest on federal funds
     purchased                              4         0          4         5
   Interest on securities sold under
     agreements to repurchase               3         2          6        10
   Interest on advances from FHLB          57       139        193       367
   Interest on other borrowings             0        19          0        28
                                      ---------------------------------------
     Total interest expense             1,707     1,812      5,086     5,140
                                      ---------------------------------------
 Net interest income                    1,556     1,508      4,633     4,601
 Provision for loan losses                  0         0          0         0
                                      ---------------------------------------
 Net interest income after provision
   for loan losses                      1,556     1,508      4,633     4,601
                                      ---------------------------------------
 Other income:
   Investment security gains                0        41          6        61
   Other                                  265       219        766       676
                                      ---------------------------------------
     Total other income                   265       260        772       737
                                      ---------------------------------------
 Income before operating expenses       1,821     1,768      5,405     5,338
                                      ---------------------------------------
 Operating expenses:
   Salaries and employee benefits         548       522      1,619     1,506
   Net occupancy expense                  170       165        511       518
   Exam, legal and audit fees              26        34         76        89
   FDIC insurance premiums                  1        39          2       209
   Environmental expense                    0         5          0       225
   Premium amortization                    27        27         81        81
   Other operating expenses               185       181        623       591
                                      ---------------------------------------
     Total operating expenses             957       973      2,912     3,219
                                      ---------------------------------------
 Income before income tax expense         864       795      2,493     2,119
 Applicable tax expense                   218       189        616       462
                                      ---------------------------------------
 Net income                              $646      $606     $1,877    $1,657
                                      =======================================



 Per common share
   Net income                           $2.11     $1.96      $6.11     $5.02
                                      =======================================
   Dividends declared                   $0.35     $0.32      $1.05     $0.96
                                      =======================================
   Weighted average common
     shares outstanding               306,516   309,091    307,088   330,031
                                      =======================================

                  FARMERS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -Unaudited-


                                                           -In Thousands-
                                                          Nine months ended
                                                           9-30-96  9-30-95
 Cash flows from operating activities:
   Net income                                               $1,877    $1,657
   Adjustment to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                              260       264
     Provision for possible loan losses                          0         0
     Amortization of deposit premium                            81        81
     Amortization/accretion of investment
        securities, net                                         30         8
     Investment securities (gains)                              (6)      (61)
     (Increase) Decrease in accrued interest receivable       (127)     (263)
     (Increase) decrease in other assets                       (88)      (64)
     Increase in accrued interest payable                      145       477
     Increase in other liabilities                             117        97
                                                          -------------------
        Net cash provided by operating activities            2,289     2,196
                                                          -------------------
 Cash flows from investing activities:
   (Increase) decrease in federal funds sold                 3,321     8,150
   (Increase) in interest-bearing deposits
     in other banks                                             27       (15)
   Proceeds from sales, maturities and principal
     repayments of investment securities:
     Held to Maturity                                        3,001     1,197
     Available for sale                                      7,736     2,884
   Purchases of investment securities:
     Held to Maturity                                       (2,864)   (3,850)
     Available for sale                                     (9,976)   (3,229)
   Net (increase) Decrease in loans                         (1,528)   (6,699)
   Purchase of premises on equipment                          (112)     (167)
                                                          -------------------
     Net cash provided by (used in)
        investing activities                                  (395)   (1,729)
                                                          -------------------
 Cash flows from financing activities:
   Net (decrease) in deposit accounts                         (479)     (406)
   Increase (Decrease) in securities sold
     with agreements to repurchase                              73    (1,021)
   Increase in note payable                                      0     1,000
   Increase (Decrease) in advances from FHLB                (1,500)    1,500
   Dividends paid                                             (523)     (523)
   Increase in purchase Treasury Stock                        (120)   (2,952)
                                                          -------------------
     Net cash provided by (used in)
        financing activities                                (2,549)   (2,402)
                                                          -------------------

 Net (decrease) in cash and due from banks                    (655)   (1,935)
 Cash and due from banks, beginning of year                  6,677     6,375
                                                          -------------------
 Cash and due from banks, end of period                     $6,022    $4,440
                                                          ===================

 Supplemental schedule of non cash investing
   and financing activities:
   Securities available for sale adjustment, net              (337)       37
                                                          ===================

 Summary of Significant Accounting Policies

   The Consolidated Statements of Condition of Farmers National Bancorp, Inc. and subsidiaries, at December 31, 1995 have been taken from audited financial statements at that date. All other consolidated financial statements contained herein have been prepared by the management of the Company and are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements presented herein contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company at September 30, 1996 and the results of its operations and statement of cash flows for the periods presented herein on a consistent basis with that of prior periods.

   As discussed previously, the Bank has adopted SFAS 114 & 118,
   "Accounting by Creditors for Impairment of a Loan."


 Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

   (1) Material Changes in Financial Condition

   The Company has experienced very few significant changes in its financial condition to date in 1996. During the first nine months of 1996, the Company experienced a 1.7% increase in loans and a 2.34% decrease in investments. Deposits were virtually unchanged during the period. Advances from Federal Home Loan Bank were reduced by $1,500,000 during the period.

   Equity increased in a normal manner during the period.

   There were no other significant changes or trends which occurred during the period.

   Under Federal Reserve regulations the company is required to maintain risk-based capital of at least 8.0%. At September 30, 1996 the Company's risk-based capital ratio was 17.91%. The Company's core or leverage capital is well above the required minimums.

   The liquidity of the bank remains strong. In addition to maintaining sufficient liquid assets to meet expecting funding needs during the next 90 days, about 40% of the total assets of the bank are available sources of liquidity to meet unexpected funding needs, should they arise. In addition, investment securities held-to-maturity and available-for-sale include unrealized gains of $1,044,915 and unrealized losses of $1,058,563.


   (2) Material Changes In the Results of Operations

   Net income and earnings per share for the third quarter and first nine months of 1996 have increased significantly compared to comparable periods last year. Net income for the third quarter is up 6% from last year and net income for the first nine months of 1996 is up 13% from last year. Contributing to the increases is the near elimination of F.D.I.C.
   insurance premiums.   In addition, the bank is not providing for
   environmental expenditures this year as it did in 1995.

   Earnings per share have increased more dramatically, approximately 7% for the third quarter, 21% for the first nine months 1996, compared to the same periods last year. These larger increases are attributable to the increase in net income coupled with the Company's stock repurchasing program.

   Net interest income is up slightly, even though the volume of earning assets was slightly decreased.

   (3) Other Items

   Since 1994, the Company has disclosed that it continues to develop an environmental remediation plan for a vacant lot across the street from the main bank.

   In July, a site investigation and risk evaluation report was prepared and submitted to the Illinois Environmental Protection Agency. The report proposes that the Company continue to monitor the site to determine if any contaminates appear to be migrating beyond the property limits. It appears at this time that no soil remediation is necessary at the site. However, a non-aqueous phase liquid (NAPL) layer has been found in one of the monitoring wells. Two options for removal of the NAPL layer are being evaluated. One option is a pump and dispose and the other is an excavation. Once further evaluaton is done and a choice of action has been made, the Agency will be notified.


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


                         FARMERS NATIONAL BANCORP, INC.


 Dated: October 29, 1996 _______________________________

                         Gaylon E. Martin, President





 Dated: October 29, 1996 _______________________________

                         Wayne A. Hulting, Controller