Form 10KSB
period 1996-12-31
FARMERS NATIONAL BANCORP INC /DE/
filed 1997-02-14
CIK 700946

                                    FORM 10-KSB
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

 (Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FEE REQUIRED
                  For the fiscal year ended December 31, 1996

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
        Common Stock - Par value $5                      None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) - Yes ( ) - No

 Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
 10-KSB or any amendment to this Form 10-KSB.        (X)

 State issuer's revenues for the most recent fiscal year.   $14,074,345

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a
 specified date within the past 60 days.   (see definition of affiliate in
 Rule 405, 17 CFR 230.405).   $19,313,280 as of February 3, 1997.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 306,316 shares as of February 3, 1997.

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

                  Annual report to stockholders for fiscal year ended December 31, 1996, Parts I, II, and III.
                       (filed by mail on February 14, 1997)


 Transitional Small Business Disclosure format    ( ) - Yes   (X) - No

 FARMERS NATIONAL BANCORP, INC.

 TABLE OF CONTENTS


 Part I
 Item 1.          Description of Business                            4 - 16
 Item 2.          Description of Property                           16 - 17
 Item 3.          Legal Proceedings                                      17
 Item 4.          Submission of Matters to a Vote of Security
                    Holders                                              17

 Part II
 Item 5.          Market for Common Equity and Related
                  Stockholder Matters                               17 - 18
 Item 6.          Management's Discussion and Analysis                   18
 Item 7.          Financial Statements                                   18
 Item 8.          Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure               18

 Part III
 Item 9.          Directors, Executive Officers, Promoters and
                  Control Persons;  compliance with Section 16(a)
                  of the Exchange Act                               18 - 21

 Item 10.         Executive Compensation                            21 - 23
 Item 11.         Security Ownership of Certain Beneficial Owners
                  and Management                                    23 - 24
 Item 12.         Certain Relationships and Related Transactions         24
 Item 13.         Exhibits, Lists and Reports on Form 8-K           24 - 30
                  Independent Auditor's Report for 1994                  31
 Signatures                                                         32 - 33

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

 The Bank is the largest bank in Henry County as measured by total assets or deposits. The Bank offers a complete banking and trust service to the retail, commercial, and agricultural area which it serves. Departments include demand and time deposits, installment, mortgage and commercial loans, investment, brokerage, and trust services. The Bank also is a member of the Cirrus/Shazam Automated teller machine (ATM) network which enables customers access to their accounts at ATMs worldwide. The Bank has ATMs at each of its banking locations, and one at a local supermarket.

 There is one other commercial bank and a savings & loan branch in Geneseo, a branch of a commercial bank in Woodhull, and a commercial bank and several bank, savings & loan and credit union branches in Silvis, all of which compete directly with the bank. There are no other commercial banks or bank facilities located in Atkinson. There are, however, at least 50 main offices or branches of banks, savings & loans, and credit unions located within a 10 mile radius of the bank and its branches, which includes the Quad-Cities (Moline and Rock Island, Illinois; Davenport and Bettendorf, Iowa), with a population in excess of 400,000, that provide intense direct competition with the Bank. There is also significant competition for financial services in the area from other financial services providers, including numerous brokerage firms and insurance companies.

 The Company had 73 full-time equivalent employees throughout the organization as of December 31, 1996.

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

 I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
 A. CONSOLIDATED AVERAGE BALANCE SHEETS
                             (Amounts in Thousands)
                                                              1996     1995
                                                            ------   ------
 ASSETS
 Cash and due from banks                                    $4,582   $4,746
 Interest-bearing deposits in other banks                       42       52
 Federal funds sold                                          3,352    2,426
 Investment securities:
   Held to maturity
     Taxable investment securities                          12,796   14,112
     Nontaxable investment securities                       21,248   19,553
   Available for sale
     Taxable investment securities                          43,172   42,032
     Nontaxable investment securities                        1,026      127
                                                            ------   ------
   Total investment securities                              78,242   75,824
 Loans, net                                                 88,630   88,233
 Other assets                                                4,377    5,029
                                                           -------  -------
        TOTAL ASSETS                                      $179,225 $176,310
                                                           =======  =======
 LIABILITIES & STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Noninterest-bearing demand                              $13,295  $12,956
   Interest-bearing demand                                  35,099   30,223
   Savings                                                  20,174   20,279
   Time                                                     89,168   88,424
                                                           -------  -------
     Total deposits                                        157,736  151,882
 Short-term borrowings                                         126      529
 Securities sold under agreements to repurchase                227      227
 Advances from FHLB                                          3,885    7,232
 Other liabilities                                           1,766    1,771
                                                           -------  -------
     Total liabilities                                     163,740  161,641

 STOCKHOLDERS' EQUITY
 Common stock                                                1,875    1,875
 Additional paid-in capital                                  1,635    1,635
 Retained earnings                                          15,804   14,215
 Unrealized holding losses on securities available
   for sale, net                                               (46)    (384)
 Less:  Treasury stock, at cost                              3,783    2,672
                                                           -------  -------
     Total stockholders' equity                             15,485   14,669
                                                           -------  -------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $179,225 $176,310
                                                           =======  =======

 I.  B.  ANALYSIS OF NET INTEREST EARNINGS
                             (Amounts in Thousands)
                                                            1996
                                                ----------------------------
                                                          Interest    Ave.
                                                 Average   Income/    Yield
                                                  Amount  Expense     (in%)
                                                 -------   -------    -----
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks            $42        $2     4.76%
 Federal funds sold                                3,352       179     5.34%
 Taxable investment securities                    55,968     3,627     6.48%
 Nontaxable investment securities (2)             22,274     1,292     5.80%
 Loans, net (3)                                   88,630     7,954     8.97%
                                                 -------   -------  -------
   Totals                                       $170,266   $13,054     7.67%
                                                 =======   =======    =====

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                $35,099    $1,045     2.98%
 Savings deposits                                 20,174       591     2.93%
 Time deposits                                    89,168     4,947     5.55%
 Short-term borrowings                               126         4     3.17%
 Securities sold under repurchase agreements         227        10     4.41%
 Advances from FHLB                                3,885       249     6.41%
                                                 -------   -------  -------
   Totals                                       $148,679    $6,846     4.60%
                                                 =======   =======    =====

   Net Interest Margin                                      $6,208     3.65%
                                                           =======    =====

                                                            1995
                                                ----------------------------
                                                          Interest    Ave.
                                                 Average   Income/    Yield
                                                  Amount  Expense     (in%)
                                                 -------   -------    -----
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks            $52        $2     3.85%
 Federal funds sold (1)                            2,426       144     5.94%
 Taxable investment securities (1)                56,144     3,730     6.64%
 Nontaxable investment securities (2)             19,680     1,163     5.91%
 Loans, net (3)                                   88,233     8,019     9.09%
                                                 -------   -------  -------
   Totals                                       $166,535   $13,058     7.84%
                                                 =======   =======    =====

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                $30,223      $811     2.68%
 Savings deposits                                 20,279       634     3.13%
 Time deposits                                    88,424     4,959     5.61%
 Short-term borrowings                               529        40     7.56%
 Securities sold under repurchase agreements         227        11     4.85%
 Advances from FHLB                                7,232       447     6.18%
                                                 -------   -------  -------
   Totals                                       $146,914    $6,902     4.70%
                                                 =======   =======    =====

   Net Interest Margin                                      $6,156     3.70%
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

 I. C. ANALYSIS OF CHANGES OF INTEREST INCOME/EXPENSE ITEMS
                  (Amounts in thousands)
                                                            1996
                                                ----------------------------
                                                              Components
                                                Increase     of Change (1)
                                                  from      ---------------
                                                Prior Year    Rate   Volume
                                                 -------    ------   ------
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks             $0        $0        0
 Federal funds sold                                   35       (16)      51
 Taxable investment securities                      (103)      (91)     (12)
 Nontaxable investment securities (2)                129       (22)     151
 Loans, net (3)                                      (65)     (100)      35
                                                 -------    ------   ------
   Totals                                            ($4)    ($229)    $225
                                                 =======    ======   ======

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                   $234       $96      138
 Savings deposits                                    (43)      (40)      (3)
 Time deposits                                       (12)      (54)      42
 Short-term borrowings                               (36)      (16)     (20)
 Securities sold under repurchase agreements          (1)       (1)       0
 Advances from FHLB                                 (198)       16     (214)
                                                 -------    ------   ------
   Totals                                           ($56)       $1     ($57)
                                                 =======    ======   ======

                                                            1995
                                                ----------------------------
                                                              Components
                                                Increase     of Change (1)
                                                  from      ---------------
                                                Prior Year    Rate   Volume
                                                 -------    ------   ------
 INTEREST EARNING ASSETS
 Interest-bearing deposits in other banks             $1        $1       $0
 Federal funds sold                                  (38)       39      (77)
 Taxable investment securities                       365       399      (34)
 Nontaxable investment securities (2)                213       (24)     237
 Loans, net (3)                                      923       501      422
                                                 -------    ------   ------
   Totals                                         $1,464      $916     $548
                                                 =======    ======   ======

 INTEREST BEARING LIABILITIES
 Interest-bearing demand deposits                    $33       $51     ($18)
 Savings deposits                                     52        90      (38)
 Time deposits                                     1,182       848      334
 Short-term borrowings                                39        11       28
 Securities sold under repurchase agreements           3         4       (1)
 Advances from FHLB                                  114        74       40
                                                 -------    ------   ------
   Totals                                         $1,423    $1,078     $345
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

 II. A. INVESTMENT SECURITIES:

 Total investments, by category, are disclosed in Footnote 4 to the consolidated financial statements contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 II. B. INVESTMENT SECURITIES MATURITIES AND YIELDS:

 The following table presents the maturity of securities held on December 31, 1996, and the weighted average rates by range of maturity.

                                                (Amounts in thousands)

                                      Held to Maturity    Available for sale
                                       ---------------      ---------------
                                                 Average            Average
                                        Amounts    Yield   Amounts    Yield
                                         ------   ------    ------   ------
 U.S.Treasury and Government agencies:
   Within 1 year                              0     0.00%   $6,011     5.60%
   After 1 but within 5 years                 0     0.00%    6,281     6.37%
   After 5 but within 10 years                0     0.00%    2,004     6.27%
                                         ------   ------    ------   ------
   Total                                      0     0.00%  $14,296     6.03%
                                         ======   ======    ======   ======

 Obligations of State and Political
   Subdivisions (1):
   Within 1 year                         $2,879     7.01%       $0     0.00%
   After 1 but within 5 years             8,590     6.14%        0     0.00%
   After 5 but within 10 years            8,709     5.52%        0     0.00%
   After 10 years                         1,058     5.15%     1032     5.09%
                                         ------   ------    ------   ------
     Total                              $21,236     5.95%   $1,032     5.09%
                                         ======   ======    ======   ======

 Corporate notes:
   After 1 but within 5 years              $500     8.55%       $0     0.00%
   After 5 but within 10 years                0     0.00%      545     6.77%
                                         ------   ------    ------   ------
     Total                                 $500     8.55%     $545     6.77%
                                         ======   ======    ======   ======

 Mortgage-backed securities (2):
   Within 1 year                         $1,390     6.43%   $2,305     6.04%
   After 1 but within 5 years             9,446     6.57%    4,332     7.28%
   After 5 but within 10 years                0     0.00%    7,986     6.45%
   After 10 years                             0     0.00%   13,437     6.88%
                                         ------   ------    ------   ------
     Total                              $10,836     6.55%  $28,060     6.75%
                                         ======   ======    ======   ======

 Other (3)                                  782     0.00%
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

     The Bank does not utilize any financial instruments referred to as derivatives to manage interest rate risk.

 II. C. INVESTMENT CONCENTRATIONS:

 As of December 31, 1996, there existed no security in the investment portfolios above (other than U.S. Government and U.S. Government agencies and corporations) that exceeded 10% of stockholders' equity at that date.

 III. A. TYPES OF LOANS

 Total loans, by category, are disclosed in Footnote 5 to the consolidated financial statements contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 III. B. LOAN MATURITIES:

 The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts which have predetermined interest rates and floating or adjustable rates.


   (Amounts in Thousands)
   As of December 31, 1996
                                                             Maturities
                                                            After One Year
                                                            --------------
                                  Due After One    After     Fixed  Adjust.
                               Within But within    Five  Interest  Interest
                             one year Five Years   Years     Rates    Rates
                               ------    ------   ------    ------   ------
 Commercial                    $5,852    $4,590   $3,612    $7,652     $550

 Agricultural                  16,516     7,459    9,223    15,382    1,300

 Real Est., Mortgage            2,879     7,542   24,517     5,139   26,920

 Consumer, net                  4,250     6,164      322     6,486        0
                               ------    ------   ------    ------   ------
   Totals                     $29,497   $25,755  $37,674   $34,659  $28,770
                               ======    ======   ======    ======   ======

 Included in Real Estate loans are $741,204 of Real Estate Construction loans, all due within one year.

 Fixed rate lease financing receivables of $58,916 and $125,917 are included in Commercial and Agricultural loans, respectively, and are all due after one year, but within five years.

 III. C. RISK ELEMENTS

 1.  Nonaccrual, Past Due and Renegotiated Loans
 (Amounts in Thousands)
                                                              December 31,
                                                            ---------------
                                                              1996     1995
                                                            ------   ------
 Commercial and agricultural
   Nonaccrual loans                                             $0       $0
   Loans over 90 days past due                                   0        0
   Renegotiated loans                                            0        0
 Real Estate - mortgage:
   Nonaccrual loans                                             17       17
   Loans over 90 days past due (1)                               0        0
   Renegotiated loans                                            0        0
 Consumer:
   Nonaccrual loans                                              7        6
   Loans over 90 days past due                                   1        0
   Renegotiated loans                                            0        0

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

 The effect of nonaccrual loans as listed above, on gross interest income for the period ending December 31, 1996, and a discussion of impaired loans is disclosed in Footnote 5 to the consolidated financial statements, contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 2. Potential Problem Loans. To management's best knowledge and belief, there are no such significant loans that have not been fully disclosed under item III.C.1.
 3.  Foreign Outstandings.      None.
 4.  Loan Concentrations.   There are no such concentrations other than
     those previously disclosed in Footnotes 1 and 5 to the Consolidated Financial Statements, contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 III. D. OTHER INTEREST EARNING ASSETS
 A municipal security with a par value of $126,783 is on nonaccrual status due to a default on a scheduled interest payment.

 IV. SUMMARY OF LOAN LOSS EXPERIENCE:

 The following table summarizes activity in the allowance for loan losses of the Company for the two years ended December 31, 1996.

                         (Amounts in Thousands)
                                                              1996     1995
                                                            ------   ------
 Average amount of loans outstanding,  Net of
   unearned interest, before allowance for loan losses.    $90,957  $90,531
                                                            ======   ======
 Allowance for loan losses:
   Balance, beginning of year                                2,304    2,288
   Loans charged off:
     Commercial and agricultural                                 0        0
     Real estate mortgage                                        0        0
     Consumer                                                   (8)      (5)
   Loan recoveries:
     Commercial and agricultural                                45       16
     Real estate mortgage                                        0        0
     Consumer                                                    4        5
                                                            ------   ------
   Net loan (recoveries)                                       (41)     (16)
                                                            ------   ------
   Provision charged to expense                                  0        0
                                                            ------   ------
     Balance, end of year                                   $2,345   $2,304
                                                            ======   ======
 Ratio of net (recoveries) to
 average loans outstanding                                   -0.05%   -0.02%
                                                            ======   ======

 The following table presents the loan loss allowance by loan category and the percentage of loans in each category to total loans.


     (Amounts in Thousands)                   1996                1995
                                         --------------      --------------
                                                %  Loans           %  Loans
                                                to Total           to Total
                                           Amt.    Loans      Amt.    Loans
                                         ------   ------    ------   ------
 Commercial   and  agricultural            $111       50%      $16       51%
 Real estate mortgage                         0       38%        0       38%
 Consumer loans                              13       12%        6       11%
 Unallocated                              2,221      N/A     2,282      N/A
                                         ------   ------    ------   ------
   Total                                 $2,345      100%   $2,304      100%
                                         ======   ======    ======   ======

 Provision for Loan Loss. The loan loss provision charged to operations is based on certain factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Some of these factors are the amount of the reserve in relation to the total dollar value of loans outstanding, the relation to any loans known to be doubtful as to collection, the ratio of average net charge-offs to average loans outstanding for the most recent years, and the loan loss experience of comparable banks in the surrounding geographical area. The unallocated portion of the allowance is general in nature and does not specifically relate to any loan or category of loans. Please refer to Note 1 of the consolidated financial statements contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 V. DEPOSITS

 The breakdown of average deposits of the Company for the years 1996 and 1995 can be found on page 7 of this report.

 Total time deposits at December 31, 1996 by maturity are disclosed in Footnote 7 to the consolidated financial statements contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 VI. RETURN ON EQUITY AND ASSETS

 The following table presents the return on assets and equity, the dividend payout ratio and the equity to assets ratio of the Company for the years ended December 31, 1996, 1995 and 1994.

 (Amounts in Thousands Except
 Per Share Data and Percents)

                                                  1996      1995     1994
                                                --------  -------- --------
 Average total assets                           $179,225  $176,310 $170,022

 Average equity                                  $15,485   $14,669  $14,941

 Net income                                       $2,434    $2,273   $2,329

 Net income per share                              $7.93     $7.00    $6.50

 Dividends declared per share                      $2.30     $1.96    $1.83

 Return on average assets                           1.36%     1.29%    1.37%

 Return on average equity                          15.72%    15.50%   15.59%

 Dividend payout ratio                             29.00%    28.00%   28.15%

 Average equity to assets ratio                     8.64%     8.32%    8.79%

 The reader should also review Management's Discussion and Analysis of Operations for other key ratios and performance review. This discussion is included in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

 VII. SHORT TERM BORROWINGS

 No disclosure is required as the average balance of short-term borrowings during the period was less that 30% of stockholders' equity at December 31, 1996 and 1995.

 Item 2. Description of Property

 The Company and the Bank operate from a two-story banking facility located at 121 West First Street, Geneseo, Illinois. This facility is owned by The Farmers National Bank of Geneseo. The Bank also owns two parking lots and an undeveloped lot, all of which are adjacent to the Geneseo facility.

 The Atkinson branch operates from a facility located at 401 N. State St., Atkinson, Illinois. The Woodhull Branch operates from the former Woodhull State Bank facility which is located at 174 N. Division, Woodhull, Il. The Bank has one year remaining on its lease with Hy-Vee Food Stores for its Silvis Branch.

 All of the properties owned by the Company and its subsidiaries are free of any encumbrance.

 A discussion of environmental matters is found on page 6 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

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

 Part II.

 Item 5. Market for the Common Equity and Related Stockholders Matters

 a. Market information

 A market for the securities of the Company is made by The Chicago Corporation and Howe Barnes Investments, Inc., both of Chicago, Illinois. According to the Secretary of the Company, the known range of prices per share for sales of the stock are as follows:

                                               1996               1995
                                         ---------------    ---------------
                                           High      Low      High      Low
                                         ------   ------    ------   ------
 First Quarter                           $62.00   $62.00    $48.00   $45.00
 Second Quarter                          $62.50   $62.50    $63.00   $55.00
 Third   Quarter                            *        *      $56.50   $55.00
 Fourth Quarter                          $65.00   $65.00    $62.50   $55.50

 *  There were no known sales of stock during these periods.

 For the three months ended February 15, 1997 the last known sales price was $90 per share.

 b. Holders

 According to the Secretary of the Company, as of February 1, 1997, there were approximately 687 stockholders of the Company.

 c. Dividends

 During the fiscal years 1996, 1995, and 1994 the Company declared dividends in the amount of $2.30, $1.96, and $1.83 per share, respectively. Please refer to Footnote 12 to the consolidated financial statements contained in the 1996 Annual Report to Stockholders incorporated by reference herein for further discussion of dividends and restrictions on dividends.

 Item 6. Management's Discussion and Analysis

 Reference is made to pages 3 - 7 of the 1996 Annual Report to Stockholders which is incorporated by reference herein for further discussion regarding liquidity and capital resources, results of operations, income taxes, effects of inflation and accounting and regulatory capital requirements.

 Item 7. Financial Statements

 Reference is made to the 1996 Annual Report to Stockholders which is incorporated herein by reference.

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

 Part III.

 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

 The principal occupation of each director, his/her age, the year in which he or she first became a director, the number of shares of common stock of the Company that such person beneficially owned as of February 1, 1997, and the percentage of the total number of outstanding shares of Common Stock represented by such shares are listed below. There are no arrangements or understandings between any director or any other person pursuant to which such director was selected to serve in such capacity.

 Information Regarding Directors and Director and Officer Stock Ownership


                                                   Shares of
                                                    Common          Percent
 Name and                        Year             Stock Ben-        of Out-
 Principal Occupation          Became      Term    ficially        Standing
 During last 5 years     Age Director   Expires    Owned (1)          Stock
 ------------------      ---     ----      ----   ----------       --------
 Robert C. Anderson      70      1989      1998      600               0.20%
   President - Atkinson
   Grain & Fertilizer,
   Inc., a grain
   elevator company

 Glenn DeSmith           69      1987      1997    2,431               0.79%
   Farmer

 Howard M. Feldman       75      1975      1998   26,000  (2)          8.49%
   Retired Vice-Pres.,
   Taylor Freezer Co.,
   a manufacturer of
   commercial refriger-
   ation products

 Richard D. Ford         59      1978      1997    6,541  (3)          2.14%
   President, C.D. Ford
   & Sons, Inc.,
   a distributor of
   agricultural and
   gardening products

 Emil Klingler, Jr.      68      1965      1998    9,890  (4)          3.23%
   Owner, Klingler Co.,
   an owner of car-
   wash and rental
   properties

 Dr. Barbara S. Kuhns    52      1990      1999    1,600               0.52%
   Veterinarian


 Gaylon E. Martin        50      1986      1999    6,847               2.24%
   President of the
   Company and
   the Bank

 H. Willard Nelson       72      1966      1998    8,315  (5)          2.71%
   Farmer

 C. Everett Swanson      65      1985      1999    4,250  (6)          1.39%
   Farmer

 All other officers (2 in number)                  9,605  (7)          3.14%
                                                 -------
 Total                                            76,079              24.84%


 (1) Except as otherwise indicated in the notes to this table, each director has sole voting and investment power over the number of shares of Common Stock listed opposite his or her name.

 (2) Includes 10,700 shares held in trust by Mr. Feldman, 300 shares owned by Rockford Metal Polishing, Inc., of which Mr. Feldman is President, and 15,000 shares held in trust by Mr. Feldman's wife, all of which Mr. Feldman may be deemed to share voting and investment power.

 (3) Includes 3,250 shares held in the name of Mr. Ford's wife, as to which Mr. Ford may be deemed to share voting and investment power.

 (4) Includes 8,640 shares held jointly by Mr. Klingler and his wife, as to which Mr. Klingler shares voting and investment power, and 350 shares held jointly by Mr. Klingler's wife and daughter, as to which Mr. Klingler may be deemed to share voting and investment power.

 (5) Includes 6,400 shares held jointly by Mr. Nelson and his wife and children, as to which Mr. Nelson shares voting and investment power, and 450 shares held in an Individual Retirement Account in the name of Mr. Nelson's wife, as to which Mr. Nelson may be deemed to share voting and investment power.

 (6) Includes 3,750 shares held jointly by Mr. Swanson and his wife, as to which Mr. Swanson shares voting and investment power.

 (7) Includes 4,000 shares as to which the beneficial owner may be deemed to share voting and investment power.



 There are no arrangements or understandings between any officers and any other person pursuant to which he was or is to be selected as an officer.

 All executive officers who have not already been identified as directors are listed below:


                            Position held during
     Name                   last five years          Age
     ----------------       ----------------       -----
     Wayne A. Hulting       Controller 1985 -         46
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

 Item 10. Executive Compensation

 The aggregate amount of remuneration for 1996, 1995, and 1994 paid by the
 Bank to each executive officer whose total remuneration exceeded $100,000, is as follows:
                                                         Long-term
                                                         Compensation
                                                         Stock
                              Annual Compensation        Options
                            -------------------------    Awards &     All
 Name and                                         Other  Rights      Other
 Principal                                       Annual  LTIP Pay-  Compen-
 Position           Year    Salary(1)   Bonus     Comp.  outs (2)  sation(3)
 ----------------    ---       ------    ------   ------ ------      ------
 Gaylon E. Martin
   President
   & Director       1996     $150,477   $17,337    $0    None        $7,224
                    1995     $142,471   $15,000    $0    None        $6,802
                    1994     $140,261   $13,500    $0    None        $6,666


 Wayne A. Hulting
   Senior Vice
   President
   and Controller,
   Secretary/
   Treasurer
                    1996      $80,000   $24,000    $0    None        $4,003
                    1995      $75,240   $15,150    $0    None        $3,769
                    1994      $75,374   $11,002    $0    None        $3,624


 Paul F. Lindsey
   Senior Vice
   President
   Senior
   Trust Officer
                    1996      $80,000   $24,000    $0    None        $4,003
                    1995      $75,240   $15,150    $0    None        $3,769
                    1994      $75,374   $11,002    $0    None        $3,624




 (1) Includes director fees of $6,000, $5,800, and $6,200 in 1996, 1995, and
     1994, respectively, paid to Mr. Martin.

 (2) Neither the Company or the Bank offers stock options, awards or appreciation rights, nor does it offers a long-term incentive plan
     (LTIP) to its employees.

 (3) Employer contributions to the Bank's 401-K Plan.


 Employer Agreements, Including Change of Control Provisions

 The Bank has entered into a three-year employment agreement with Gaylon E. Martin. The agreement extends automatically for an additional year on December 31 of each year so that the remaining term shall be three
 years,   unless notice of intent not to renew is given to either party by the other prior to the renewal date. Under the terms of the agreement, Mr. Martin receives a base salary equal to 90% of the national average salary for bankers with comparable duties and responsibilities.

 Also, under the terms of the agreement, Mr. Martin is entitled to 2.99 years additional compensation based upon 100% of the Sheshunoff average referred to above if he is terminated other than for "cause" or if a "change of control" of either the Bank or the Company occurs. A change of control is defined as a transfer of ownership in excess of 25% of the outstanding stock. Mr. Martin may terminate the contract with no additional compensation, provided that he does not became employed in another financial institution within 40 miles of the Bank for a period of two years after termination.

 On November 22, 1996, Norwest Corporation, the Company and the Bank entered into an employment agreement with Mr. Martin, which agreement will not be effective until the day after the merger is consummated. The agreement, which has a term of one year, provides that Mr. Martin will be employed by the Bank at an agreed upon salary and benefits. The agreement provides that in consideration of the termination of the existing employment agreement, Mr. Martin will be paid, subject to certain excess payment limits in the Code, an amount equal to 2.99 times his then current base salary. It also provides that on the last day of the twelfth month following the consummation of the merger, Mr. Martin will be paid $120,000 in consideration of agreeing not to engage in the business of banking in the counties of Rock Island, Mercer, Knox, Whiteside, Bureau and Henry, Illinois, for a period of eighteen months thereafter. In addition, the agreement provides that Mr. Martin, subject to Norwest approval, will be granted options to purchase 2,000 shares of Norwest Common Stock, subject to certain conditions.

 The Bank has also entered into employment agreements with Mr. Hulting and Mr. Lindsey, which each expire in 1998. Under the terms of the agreements, each officer receives a base salary equal to the national average salary for bankers with comparable duties and responsibilities. At the end of each year, Mr. Hulting and Mr. Lindsey receive incentive compensation based upon a calculated formula only if the Bank has met specific income performance goals. The incentive compensation received by each of these officers pursuant to these agreements is listed above. Also, under the terms of the agreements, Mr. Hulting and Mr. Lindsey are each entitled to two years additional compensation, if the officer is terminated other than for "cause". The officer may terminate the contract with no additional compensation, provided that the officer does not became employed in another financial institution within 40 miles of the Bank for a period of two years after termination.


 Item 11. Security Ownership of Certain Beneficial Owners and Management

 Security Ownership of Certain Beneficial Owners

 The following persons are known to the Company to have owned in excess of 5% of the outstanding shares of the Common Stock as of February 1, 1997:

                                                          Percent of
 Name and address           Shares of Common Stock        Outstanding
 of beneficial owner        Beneficially Owned  (1)          Stock
 ---------------------      ------------------------      --------
 Howard and Josephine          26,000  (2)                    8.49%
 Feldman
 Rockford, IL

 George and Linda Kutsunis     15,645  (3)                    5.11%
 Geneseo, IL


 (1) The information included in this table is based on information taken from the stock records of the Company or provided to the Company by the beneficial owners.

 (2) Includes 10,700 shares held in trust where Mr. Feldman is trustee, 300 shares owned by Rockford Metal Polishing, Inc., of which Mr. Feldman is President, and 15,000 shares held in trust where Mrs. Feldman is trustee, all of which Mr. and Mrs. Feldman may be deemed to share voting and investment power.

 (3) Includes 11,720 shares held in trust where Mr. Kutsunis is trustee, 3,650 shares held in trust where Mrs. Kutsunis is trustee, and 275 shares held in trust where Mr. and Mrs. Kutsunis are trustees, all of which Mr. and Mrs. Kutsunis may be deemed to share voting and investment power.


 There have been no arrangements made with any person in the latest fiscal year which would result in a change of control of the registrant.

 Item 12. Certain Relationships and Related Transactions

 Please see the Annual Report to Stockholders, Footnote 5 to the consolidated financial statements contained in the 1996 Annual Report to Stockholders for further information regarding related party loans. There were no other transactions in excess of $60,000 with any related party.

 Item 13. Exhibits, List and Reports on Form 8-K

 The consolidated financial statements of Farmers National Bancorp, Inc. and subsidiaries and report thereon of Clifton Gunderson LLC, are filed as a part of this report by incorporation by reference to the Annual Report to Stockholders for fiscal years ended December 31, 1996 and 1995. An index is found on the following page. Reference is hereby made to said index.

 On November 27, 1996 the Company filed a Form 8-K with the Commission. This form disclosed that the Registrant signed a Definitive Agreement and Plan of Reorganization that provides for the acquisition of the Registrant and its wholly-owned subsidiary, The Farmers National Bank of Geneseo, by Norwest Corporation.

                      FARMERS NATIONAL BANCORP, INC.

            FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                  AS OF DECEMBER 31, 1996 AND 1995 AND

           THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


 FARMERS NATIONAL BANCORP, INC. and Subsidiary:
     Consolidated Statements:                                  (A)
     Balance Sheets                                            (A)
     Statements of Income                                      (A)
     Statements of Stockholders' Equity                        (A)
     Statements of Cash Flows                                  (A)
     Notes to Consolidated Financial Statements                (A)
     Independent Auditor's Report                              (A)

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

 (A) The Independent Auditor's Report, Consolidated Financial Statements, and a list of the subsidiaries of the Company are contained in the 1996 Annual Report to Stockholders, and are incorporated herein by reference. The Independent Auditor's Report for the year 1994 is found on page 32.

 (B) Articles of Incorporation were previously filed with the Commission on Form 10-KSB, dated December 31, 1992, and are incorporated herein by reference. The Bylaws of the Company previously were filed with Commission on December 9, 1991 under Form 8K and are incorporated herein by reference. Neither the Articles of Incorporation or other Bylaws have been amended since those dates.

 (C) The existing management contract for Mr. Martin was previously filed with the Commission on Form 10-KSB, dated December 31, 1992, is
 incorporated herein by reference, and has not  been   amended  since
 that date. The new contract entered into on November 22, 1996 is attached as an exhibit, and is found on pages 28 - 31. The management contracts for Mr. Hulting and Mr. Lindsey were previously filed with the commission on Form 10-KSB, dated December 31, 1993, are incorporated herein by reference, and have not been amended since that date.

                    Employment Agreement
                    ====================

      This Employment Agreement is entered into as of November 22, 1996, between Gaylon E. Martin ("Employee"),
 Farmers National Bancorp, Inc. ("Bancorp"), the Farmers National
 Bank of Geneseo ("Farmers") and Norwest Corporation ("Norwest).

      WHEREAS, Employee is currently employed as President and CEO of Farmers which is a subsidiary of Bancorp; and

      WHEREAS, Bancorp and Norwest are contemporaneously entering into an Agreement and Plan of Reorganization, dated as of November 22, 1996 (the "Merger Agreement") pursuant to which a wholly owned subsidiary of Norwest will be merged with and into Bancorp (the "Acquisition"); and

      WHEREAS, the parties desire to enter into an Employment
 Agreement with respect to Employee's obligations and compensation following the Acquisition; and

      WHEREAS, the Farmers and Employee entered into an Employment Agreement dated May 11, 1992.

      NOW THEREFORE, the parties agree as follows:

 1. Effective Date and Term. The Effective Date of this Agreement shall be the date immediately following the Acquisition. The Term of this Agreement shall be the period from the Effective Date through the first anniversary of the Effective Date.

 2. Employee's Services. Commencing upon the Effective Date of this Agreement and continuing through the Term, Employee shall be a regular, full-time employee of Farmers and shall perform all of the transition duties as assigned by Norwest.

 3. Base Compensation. Employee shall be paid base compensation at the rate of at least One Hundred Fifteen Thousand Dollars
 ($115,000) per annum during the term of this Employment Agreement.

 4. Benefits and Perquisites. Upon the Effective Date of this Agreement, Employee shall be eligible to participate in the Farmers's employee benefit plans available to regular full-time employees of Farmers and in accordance with all of the terms of said benefit plans. In addition, upon the Effective Date, the Employee shall also be eligible to receive the perquisites including, without limitation, an assigned vehicle and club membership in accordance with existing Norwest policy and four (4) weeks of vacation annually and participate in any bonus or incentive compensation programs available to other executives at his level within Norwest and its affiliates, with a 1997 bonus guarantee of 20% if this Agreement is still in effect at the time of the Norwest annual bonus payments.

 5. Additional Compensation. Upon the Effective Date, Employee shall receive additional compensation in the amount of 2.99 times his current base salary with Bancorp/Farmers. Payment shall be made to Employee by Norwest within thirty (30) days of the Effective Date and is in exchange for the termination of the prior Agreement between Farmers and Employee dated May 11, 1992. Notwithstanding any provision of this Agreement to the contrary, Norwest shall not pay any benefit under this Agreement to the extent the benefit would be an excess parachute payment to Employee under Section 280G of the Internal Revenue Code.

 6. Extinguishing Prior Agreement. Employee and Farmers hereby agree that the prior Employment Agreement between Farmers and Employee dated May 11, 1992 shall terminate upon receipt of the payment set forth in paragraph 5, and that upon termination no party thereto shall have any further obligation or claims thereunder.

 7. Stock Options. Management will request that the Human Resources Committee of the Board of Directors of Norwest Corporation, at that Committee's first meeting after the Effective Date, grant stock options to Employee for 2,000 shares of Norwest stock, at an exercise price equal to the fair market value as of the date of the grant, all of which will vest and become first exercisable on the first anniversary of the date of the grant, provided that the Employee is still employed by Norwest on the vesting date.

 8. Non-Compete. In consideration for a payment in the gross amount of One Hundred Twenty Thousand Dollars ($120,000) (less taxes) to be paid to Employee on the last day of the twelfth month following the closing of the Acquisition, Employee agrees that for a period of eighteen (18) months following the Term he will not, by himself or through associates, agents, employees, or others, directly or indirectly, in the counties of Rock Island, Mercer, Knox, Whiteside, Bureau and Henry, Illinois, engage in the business of banking, including, but not limited to, the following:

           i. serve as an employee, officer, director, or principal shareholder of any bank, savings and loan association or savings bank;

      ii. directly or indirectly solicit the banking business of any current or prospective customers of Bancorp or Norwest;

      iii. directly or indirectly recruit or hire any person who is an employee, director or officer of Bancorp or Norwest; and;

 iv. in any manner become interested in, directly or indirectly, as employee, owner, partner, shareholder, director, officer or otherwise, in a commercial banking or thrift business. Provided, however, that for purposes of this paragraph, the terms
 "shareholder" shall not include any investment in a public

 corporation where Employee owns less than five percent (5%) of the stock issued and outstanding.


 9. Termination. This Employment Agreement shall terminate on the earlier of:

      (a)  The first anniversary of  the Effective Date.

      (b)  Prior to the end of the Term set forth above, upon:

           i.   the Employee's death; or

           ii. receipt of notice of termination by Employee from Farmers, Bancorp or Norwest arising from the commission of a fraudulent or dishonest act by Employee or upon the Employee's violation of a written Farmers, Bancorp or Norwest policy; or

           iii. receipt of notice of resignation by Farmers, Bancorp or Norwest from Employee.


 10. Death or Termination of Employee. In the event of the death or termination of the Employee, all amounts earned by Employee prior to his death or termination shall be payable to the Employee or his estate as circumstances dictate and this Agreement shall then terminate.

 11. Confidentiality. The parties hereto agree to keep the terms of this Agreement confidential. Norwest and Farmers shall disclose the terms herein only as necessary to perform their duties hereunder or as required by law. Employee shall not disclose any terms herein except as required by law. In addition, Employee agrees that all information he receives or has access to in his position as President and CEO of Farmers shall forever be treated by him as confidential and as proprietary property of Farmers and its successors, including Norwest. Employee agrees that at no time during or following the Term of this Agreement, will he disclose any such information outside of Farmers or Norwest, except in the performance of his assigned duties on behalf of the Farmers and Norwest.

 12. Indemnification. As an officer of Farmers, if in the course of performing his assigned job duties Employee is named as an individual defendant in any litigation, he shall be entitled to indemnification by Farmers as set forth in its Articles of Association or Bylaws.

 13. Waiver. No waiver of any term, condition or provision shall be effective for any purpose whatsoever unless such waiver is in writing and signed by the appropriate party.

 14. Governing Law and Enforceability. This agreement shall be governed by and construed in accordance with the laws of the State of Illinois. In the event that a court of competent jurisdiction shall determine that any provision set forth herein is void, invalid, or unenforceable, such void, invalid, or unenforceable provision shall be deemed to be severable from and shall be severed from this Agreement, and this Agreement shall be construed and enforced as if such severed provision had never been a part hereof.

 15. Amendment and Assignment. The parties may not modify or amend this Employment Agreement unless said amendment is in writing and is signed by all parties. This Agreement is personal in nature as to the Employee and may not be assigned by him. The terms of this Agreement shall inure to the benefit of the Farmers and Norwest and their successors and assigns.

 16. Merger. This Agreement includes the entire agreement between the Employee, Farmers and Norwest regarding the subject matter hereof and supersedes any and all verbal or written agreements between Employee and Farmers or Employee and Norwest.


      IN WITNESS WHEREOF, the undersigned have set their hands as of the date first written above.

      Farmers National Bancorp, Inc.


      By:         H. Willard Nelson
           Its    Chairman


      Farmers National Bank of Geneseo


      By:         H. Willard Nelson
           Its    Chairman

      Norwest Corporation


      By:         David R. Dahlke
      Its:        Director - Corporate Development




      Employee    Gaylon E. Martin

                         McGladrey & Pullen, L.L.P.
              Certified Public Accountants and Consultants




 To the Board of Directors
 Farmers National Bancorp, Inc.
 Geneseo, Illinois


 We have audited the accompanying consolidated balance sheet of Farmers National Bancorp, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers National Bancorp, Inc. and subsidiary as of December 31, 1994 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

     (Date)                 February 10, 1997

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     (Signature & Title)    Gaylon E. Martin, President
                            -----------------------------
     (Name & Title)         Gaylon E. Martin, President

     (Date)                 February 10, 1997



     (Signature & Title)    H. Willard Nelson, Director
                            -----------------------------
     (Name & Title)         H. Willard Nelson, Director

     (Date)                 February 10, 1997



     (Signature & Title)    Robert C. Anderson, Director
                            -----------------------------
     (Name & Title)         Robert C. Anderson, Director

     (Date)                 February 10, 1997



     (Signature & Title)    Glenn DeSmith, Director
                            -----------------------------
     (Name & Title)         Glenn DeSmith, Director

     (Date)                 February 10, 1997

     (Signature & Title)    Howard M. Feldman, Director
                            -----------------------------
     (Name & Title)         Howard M. Feldman, Director

     (Date)                 February 10, 1997



     (Signature & Title)    Richard Ford, Director
                            -----------------------------
     (Name & Title)         Richard Ford, Director

     (Date)                 February 10, 1997



     (Signature & Title)    Emil Klingler, Jr., Director
                            -----------------------------
     (Name & Title)         Emil Klingler, Jr., Director

     (Date)                 February 10, 1997



     (Signature & Title)    Dr. Barbara S. Kuhns, Director
                            -----------------------------
     (Name & Title)         Dr. Barbara S. Kuhns, Director

     (Date)                 February 10, 1997



     (Signature & Title)    C. Everett Swanson, Director
                            -----------------------------
     (Name & Title)         C. Everett Swanson, Director

     (Date)                 February 10, 1997